Form 10KSB
period 1994-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1994

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-13039

UNIVERSAL SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	62-1133652
(State or other jurisdiction of	(I.R.S. employer identification
incorporation or organization)	No.)

P.O. BOX 1355 ENGLEWOOD CLIFFS, NJ 11580
(Address of principal executive offices) (Zip Code)

201-794-9111
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.06 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $0.00

As of August 15, 2007, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of August 15, 2007, there were 5,354,376 shares outstanding of the Registrant's Common Stock.

Item 1. Business

General

Universal Services Group, Inc. (formerly known as Reprotech, Inc.) was incorporated on February 27, 1984 under the laws of the State of Delaware (the “Company”). The Company, through its wholly-owned subsidiaries, General Industrial Technologies, Inc. and Data Sciences Incorporated (collectively, the “Subsidiaries”), was engaged in the business of providing temporary and permanent technical personnel such as engineers, designers, data processing, computer-aided design drafting specialists and architects.

On August 30, 1993, the Company entered into a sales agreement in which it sold substantially all or all of its fixed, prepaid and intangible assets (including assets owned by the Subsidiaries) to Lehigh-GIT, Inc., an affiliate of Nesco Services Company (the “Transaction”) for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was escrowed for tax liens and claims of government agencies against the Subsidiaries for payroll tax arrearages. Subsequently, after the closing of the Transaction, the Company wound down its operations and ceased any and all business activities with the expectation to apply the contingent sales proceeds, if any, to satisfy a portion of the remaining liabilities of the Company.

Following the Transaction, the Company remained as a registered company pursuant to the Exchange Act of 1934, as amended (the “Act”) and the rules and regulations promulgated thereunder by the SEC. As of the date of the filing of this annual report, it is the Company’s intention to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company. We have remained in existence to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company. The company currently has no business operations and has an administrative headcount of one.

Item 2. Properties

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of Colin Halpern, our sole executive officer and director, at no cost to us. Mr. Halpern has agreed to continue this arrangement until we complete an acquisition or merger.

Item 3. Legal Proceedings

On December 2, 1993, Mr. Walter Sheridan, our former President, instituted a lawsuit against the Company, the Subsidiaries and GIT and was awarded a judgment against such parties on January 14, 1994 for claims relating to the non-repayment of a loan by Mr. Sheridan to the Company and the non-payment of certain bonus compensation allegedly owed to Mr. Sheridan.

On April 22, 1999, the parties entered into an agreement in which any and all claims by and among the parties were settled and released.

Currently, the Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 1994.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock was once trade on the over-the-counter market (the “Bulletin Board”). Currently, the Company is longer traded on the Bulletin Board and there is no public trading market for our common stock.

Dividends

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock for the foreseeable future.

Number of Stockholders

As of date of the filing of this annual report, there were 7,570 record holders of the Company's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Universal Services Group, Inc. (formerly known as Reprotech, Inc.) was incorporated on February 27, 1984 under the laws of the State of Delaware (the “Company”). The Company, through its wholly-owned subsidiaries, General Industrial Technologies, Inc. and Data Sciences Incorporated (collectively, the “Subsidiaries”), was engaged in the business of providing temporary and permanent technical personnel such as engineers, designers, data processing, computer-aided design drafting specialists and architects.

On August 30, 1993, the Company entered into a sales agreement in which it sold substantially all or all of its fixed, prepaid and intangible assets (including assets owned by the Subsidiaries) to Lehigh-GIT, Inc., an affiliate of Nesco Services Company (the “Transaction”) for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was escrowed for tax liens and claims of government agencies against the Subsidiaries for payroll tax arrearages. Subsequently, after the closing of the Transaction, the Company wound down its operations and ceased any and all business activities with the expectation to apply the contingent sales proceeds, if any, to satisfy a portion of the remaining liabilities of the Company.

Following the Transaction, the Company remained as a registered company pursuant to the Exchange Act of 1934, as amended (the “Act”) and the rules and regulations promulgated thereunder by the SEC. As of the date of the filing of this annual report, it is the Company’s intention to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company. We have remained in existence to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 1994 and has not conducted any business operations since 1993.

As of the date of the filing of this annual report, the Company is seeking a new business venture.

Liquidity and Capital Resources

As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but may continue to have expenses while it seeks a new business venture. The Company has an administrative headcount of one.

The Company may rely on short-term advances from a related parties to finance the financial requirements of the Company. The Company has not had any revenues since 1993.

Disclosures and Controls

Given that this annual report is being filed for a period prior to the effectiveness of Items 307 of Regulation S-B and 309(c) of Regulation S-B, the Company was not required to provide any conclusions regarding the effectiveness of the Company’s disclosure controls and procedures.

Item 7. Financial Statements.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
Assets:	1994	1993
	(Unaudited)	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$0	$37,489
Accounts Receivable, Net	112,657	259,396
Accounts Receivable-Sale of Assets	0	525,000
Other Current Assets	0	0

Total Current Assets	$112,657	$821,885

Property & Equipment, Net	0	0

Other Assets	0	920

Total Assets	$112,657	$822,805

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	101,788
Accrued Payroll	0	0
Payroll Taxes Payable	328,578	995,253
Accrued Expenses	452,523	485,800

Total Current Liabilities	$961,014	$1,680,593

Non Current Liabilities:
Notes Payable-Related Parties	725,090	695,663

Total Liabilities	$1,686,104	$2,376,256

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,216,776)	(2,196,780)

Total Stockholders Equity (Deficit)	$(1,573,447)	$(1,553,451)

Total Liabilities & Stockholders Equity (Deficit)	$112,657	$822,805

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1994	1993	1992
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$135,000	$10,780,496	$12,773,321

Direct Costs	40,033	9,524,680	11,080,091

Gross Operating Profit	$94,967	$1,255,816	$1,693,230

Expenses:
Selling, General and Administrative Expenses	51,500	1,047,293	1,341,724
Bad Debt Expense	0	3,638	205,572
Other Expenses	34,036	0	105,036
Interest Expense, Net	29,427	638,106	388,746
Total Expenses	$114,963	$1,689,037	$2,041,078

Net Income (Loss) before Extraordinary Items	(19,996)	(433,221)	(347,848)

Extraordinary Item:
Gain on Sale of Assets	0	550,500	0

Net Income (Loss) before Taxes	$(19,996)	$117,279	$(347,848)

Less:Provision for Income Taxes	0	812	2,613

Net Income (Loss)	$(19,996)	$116,467	$(350,461)

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$(0.08)	$(0.06)
Extraordinary Item	0.00	0.10	0.00

Net Income (Loss) per Share	$0.00	$0.02	$(0.06)

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1994	1993	1992
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$(19,996)	$116,467	$(350,461)

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	3,242	8,092
Gain on sale of Fixed Assets	0	(7,360)	0

(Increase) Decrease in Assets
Accounts Receivable	146,739	1,909,221	(908,151)
Accounts Receivable-Sale of Assets	525,000	(525,000)
Other Current Assets	0	38,678	4,562
Other Assets	920	0	3,596
Increase (Decrease) in Liabilities
Accounts Payable	(19,627)	32,979	11,528
Accrued Expenses	(33,277)	(489,209)	356,040
Payroll Taxes Payable	(666,675)	28,488	483,767
Total Adjustments	$(46,920)	$991,039	$(40,566)
Net Cash Provided (Used) by Operating Activities	$(66,916)	$1,107,506	$(391,027)

Investing Activities
Sale of Assets	$0	$20,000	$0
Return of Security Deposits	0	13,045	0
Purchase of Assets	0	(4,392)	(4,163)
Net Cash Provided (Used) by Investing Activities	$0	$28,653	$(4,163)

Financing Activities
Additional Borrowings-Banks	$0	$9,848,515	$12,882,506
Payments to Banks	0	(10,992,825)	(12,500,546)
Payments on Long Term Obligations	0	(11,000)	(12,000)
Additional Borrowings-Related Parties	29,427	39,689	40,864
Net Cash Provided (Used) by Financing Activities	$29,427	$(1,115,621)	$410,824

Net Increase (Decrease) in Cash & Equivalents	$(37,489)	$20,538	$15,634

Cash & Cash Equivalents-Beginning of Year	37,489	16,951	1,317
Cash & Cash Equivalents-End of Year	$0	$37,489	$16,951

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$598,414	$353,746
Taxes	0	812	0

See Notes to Consolidated Financial Statements

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Name Change - On May 11, 1990 the Company changed its name from ReproTech, Inc. to Universal Services Group, Inc.

Basis of Presentation - The accompanying consolidated financial statements include those of Universal Services Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Property and Equipment and Depreciation - Property and equipment are carried at cost. Depreciation is computed primarily using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Income Taxes - Deferred taxes represent primarily the difference between the accrual basis of accounting for financial statement presentation purposes and the cash method of accounting for income tax purposes which the Company had utilized through October 31, 1987. Pursuant to Internal Revenue Code Section 448, the Company now prepares its tax returns on the accrual basis.

Investment Tax credits are accounted for as a reduction of tax expense when such credits become available for tax purposes.

Revenue Recognition - The Company reports revenue when the service is provided.

Cash equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Reclassified - Certain prior years items have been reclassified to conform with current years presentation. Developments since 1991 have caused the company to re-value certain of its assets and liabilities as of that date. The information contained herein has been restated to reflect those revaluations.

[2] PROPERTY AND EQUIPMENT

Property and equipment consists of:

				Est.
				Useful
	11/1/94	11/1/93	11/1/92	Lives

Computer Equipment	0	0	$37,600	5-7 years
Furniture and Fixtures	0	0	55,796	5-10 years
Leasehold Improvements	0	0	0	Life of Lease

Totals	0	0	$93,396
Less: Accumulated
Depreciation and
Amortization	0	0	81,906
TOTALS	0	0	$11,490

During the year ended November 1, 1993 $20,000 of the total sales price included the sale of all the company’s computer equipment, furniture and fixtures. The gain on the sale of these fixed assets of $7,360 is included in operating income of the fourth quarter 1993.

Depreciation and amortization expenses charged to income for the years ended November 1, 1994, 1993, and 1992 was $0, $3,242, and $8,092, and respectively.

[3] NOTES PAYABLE - WORKING CAPITAL - The Company had a $2,000,000.00 line of credit reduced to $1,000,000.00 in early 1992, with Security Pacific Business Credit, Inc. The company had exceeded the $1,000,000.00 credit line and was experiencing a very tight cash flow. Security Pacific in early 1992 had also reduced available lending on receivables from an 80% advance rate to 72% and also had increased various charges. This was done to encourage the company to aggressively look for new financing. The company was in default on certain covenants, and Security Pacific gave notice on June 16, 1992 to company that would extend on a 30 day recurring notice until a new financing agreement was found. The current principal source of working capital to fund the company’s operations is a $2,000,000.00 line of credit facility pursuant to a factoring agreement (the “Factoring Agreement”) executed in September3, 1992 with Allstate Financial Corporation. This agreement calls for factoring charges ranging from 3% to 8 1/2 % of sales on eligible receivables up to 90 days. These charges are extremely expensive; therefore limiting the company’s cash flow. This line of credit has been paid off at November 1, 1993 and is no longer available to the company.

[4] SALE OF BUSINESS - On August 30, 1993, the company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the company and $525,000 was “escrowed” for tax liens and claims of government agencies against DSI & GIT for payroll tax arrearages. Of the total price, $20,000 was applied to purchase of fixed assets, $10,000 was applied to the purchase of security deposits and the balance of $570,000, less $19,500 in legal fees was applied to the sale of intangible assets owned by the company.

During the year ended November 1, 2004 the Company used the $525,000 combined with settlement agreements to substantially reduce the payroll taxes payable.

No payments have been received by the company on the contingent sales portion of the sale agreement.

[5] LONG-TERM DEBT

Long-term debt consists of the following:

	Years Ended
	Nov. 1	Nov. 1
	2004	2003
Mortgage Payable - bank (including interest
Of $35,892 unsecured with interest @ 9.25% (a)	72,352	72,352

Note payable - employment contract
Settlement secured with judgment
Payable monthly through (b)	25,399	39,899

Totals	97,751	97,751
Less: Current Maturities	97,751	97,751

TOTALS	- 0 -	- 0 -

(a)	The Company has not made any payments of interest or principal on this loan and the loan is currently in default.

(b)
In connection with the payment of its $235,000 employment contract liability at October 31, 1988, the Company sold to a former officer certain operating assets of its Best Personnel Systems, Inc. subsidiary for $30,000 and offset against the note an additional $74,635 in operating expenses and set offs which the company had incurred. In addition, the former officer was issued 83,333 shares of the Company’s stock and was granted options to purchase an additional 66,667 shares at $.18 per share expiring March 1, 1994. The remaining balance of the note carried interest at 5% and the note has been discounted assuming a 10% interest rate for financial reporting purposes. In January, 1991, the Company defaulted in its payment obligations under the Settlement Agreements. In February, 1991, a Confession of Judgment was filed against the Company. On February 25, 1991 a judgment was entered in the County of Nassau against the Company for $96,041.92. After negotiations a Stipulation of Settlement was agreed upon for $68,399.42 This called for a $5,000 payment on execution of the following payment schedule: (a) $1,500 per month for the first three months; (b) $2,000 per month for the next six months; (c) $2,500 per month for the next six months; (d) $3,000 per month until the balance is fully paid. The Company is not in compliance with this Stipulation of Settlement agreement. As of November 1, 1994, the current balance was $25,399. During the year ended November 1, 1993, the company made payments of $14,500 through June of 1993 and is currently in default on this Stipulation of Settlement.

[6] LEASES

The Company leased automobiles and real property under operating leases expiring in 1997. The purchaser of the business has assumed the leases for real property of the company. The users of the various automobiles have assumed the lease obligations of the automobiles previously provided by the company.

Rent expense under operating leases totaled $ 0, $47,763, and $53,886 for the years ended Nov. 1, 1994, Nov. 1, 1993 and Nov 1, 1992, respectively.

[7] RELATED PARTY TRANSACTIONS

At Nov. 1, 1994 and Nov. 1, 1993 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

Interest expense on officer’s loans of $29,427, $43,797, and $40,864 has been reflected in the accompanying financial statements for the years ended Nov. 1, 1994, Nov. 1, 1993 and Nov. 1, 1992 respectively.

In August, 1998, the Company entered into a consulting agreement with a company controlled by its Chairman. The agreement calls for monthly payments of $6,000 for a two year period which commenced August, 1998 and which has been renewed several times to continue through August 1993. This agreement is no longer in force. The Company recorded expense of $0, $65,600, and $72,000 under this agreement for the years ended Nov. 1, 1994, Nov.1, 1993 and Nov.1, 1992, respectively.

[8] INCOME TAXES

Income tax expense (benefit) consists of:
	Years Ended
	NOV. 1	NOV. 1	NOV. 1
	1994	1993	1992
FEDERAL TAXES:
Current	- 0 -	- 0 -	- 0 -
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	- 0 -	- 0 -	- 0 -

STATE TAX EXPENSE (BENEFIT):
Current	- 0 -	$812	$2,613
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	$-0 -	$812	$2,613
TOTAL INCOME TAX EXPENSE (BENEFIT):
	$-0 -	$812	$2,613

Income tax expense for Nov. 1 1992 contain charges in lieu of federal and state income taxes that would have been required to be paid had the Company not been able to utilize operating loss carry forwards.

For tax purposes, the Company has net operating loss carry forwards of approximately, $6,000,000 which are available to offset future taxable income through 2003. In addition, the Company has approximately $140,000 of tax credit carryovers which are available to offset future income taxes through 1997.

For book purposes, the Company has net operating loss carry forwards of approximately $6,000,000 which are available to offset future taxable income through 2004. In addition, the Company has approximately $140,000 of tax credit carryovers which are available to offset future income taxes through 1997.

[9] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 1994, Nov.1, 1993, and Nov. 1, 1992, respectively.

Effective May 11, 1990, the Company declared a one-for-six reverse stock split. All reference in the financial statements to weighted average numbers of shares, per share amounts and options data have been restated to reflect the split.

[10] OPTIONS

On December 4, 1984, the Company’s Board of Directors adopted the Company’s 1984 Incentive Stock Option plan. All Incentive Stock Options under section 422A of the Internal Revenue Code. Under the Plan an aggregate of 666,667 shares of Common Stock have been reserved for issuance and may be granted up to December 4, 1994. The option price per share must be at least equal to 100% of the fair market value of the common stock on the date of the grant (110% for greater than 10% stockholders). The options are exercisable on the date of the grant and for a period of 10 years (5years for greater than 10% stockholders). A summary of the activity in the plan is as follows:

	Shares Under
	Option	Price Range
Outstanding at October 31, 1990	306,667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at October 31, 1991	306,667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1992	306,667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1993	306,667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1994	306,667	$.18-.198

The Company also has granted non-qualified options to purchase an aggregate 116,667 shares of Common Stock at $.18 per share to a Director and to a former Officer of the Company. These options expired, unexercised, in September 1994.

[11] RETIREMENT PLANS

The Company maintained non-contributory pension and profit-sharing plans for the benefit of its eligible employees at two of its subsidiaries. The Plan’s assets were frozen in 1991, the plan was terminated in 1992 and the plan assets were distributed in 1993. The Company did not make any contributions during the years ended November 1, 1994, 1993 or 1992.

The Company also maintained a 401K salary reduction plan for all eligible employees. The plan does not provide for any Company contributions. This plan was terminated in 1992 and all plan assets will be distributed in 1993.

[12] SEGMENT INFORMATION AND MAJOR CUSTOMER

In relation to its continuing operations, the Company operates predominately in the temporary help placement services industry.

In 1994, 1993, and 1992 sales to Port Authority of New York and New Jersey constituted 0%, 13% and 8% respectively, of total revenues.

[13] EMPLOYMENT AGREEMENTS

The Company no longer has any employment agreements with any of its officers. The agreements called for salary and also provided for incentive compensation, calculated on a percentage of consolidated and divisional pre-tax income subject to certain adjustments.

Incentive compensation of $0, $0 and $15,179 was accrued at November 1, 1994, 1993 and 1992, respectively.

[14] DELINQUENT TAXES

Data Sciences has tax arrearages of approximately $717,000 at November 1, 1993. In accordance with the contract of sale, $525,000 of the sale proceeds were used in conjunction with settlement agreements to substantially reduce these liabilities. The balance of funds to satisfy this liability will come from collection of outstanding receivables and from anticipated contingent sales proceeds.

[15]  COMMITMENTS AND CONTINGENCIES

The Company is party to various claims and actions arising in the ordinary course of business. In the opinion of management, the amounts, if any, which may be awarded in connection with these claims and actions would not be material to the Company’s consolidated financial position.

[16] NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FAS No. 96, “Accounting for Income Taxes” and FAS No. 106, “Employers Accounting for Post-Requirement Benefits Other Than Pensions”. Companies are required to adopt of the new methods of accounting within the next few years.

However, the adoption of the new statements is not expected to have a material impact on the Company’s financial position or results of operations.

[17] DISCONTINUED OPERATIONS

In February 1992, the company closed one of its subsidiaries, GITTI, Inc., due to poor economic conditions. During the three months ended December 31, 1991 and first quarter of 1992, GITTI, a wholly owned subsidiary, failed to make timely payments of payroll taxes to the Internal Revenue Service (“IRS”).

At February 4, 1993, the company has negotiated a repayment schedule with the IRS with respect to these arrearages.

In October 1993, the company defaulted on this agreement. The current amount of both federal and state tax arrearages is approximately 193,000 without penalty and interest charges.

[18] GOING CONCERN

On November 1, 1994, the company’s current liabilities exceeded current assets by $848,447 and there was a deficit in stockholder’s equity of $1,573,447. These factors create uncertainty concerning the Company’s ability to continue as a going concern. As discussed in Note 4, the remaining business assets of the company were sold. Management hopes that the contingent sale proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Our accountant is Wayne Hickey, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and Executive Officers, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

Colin Halpern, age 71, has served as Chairman of the Company and Chief Executive Officer since 1987 and has served as the Acting Chief Financial Officer since 1993. Mr. Halpern was also an officer and director of NPS Technologies Corp. and currently serves as the Chairman of Dominos Pizza Group Limited, a publicly held company in the United Kingdom.

In 1993, Gerald Halpern resigned as a director of the Company. In 1993, Walter Sheridan resigned as an officer and director of the Company.

Given that the Company no longer engages in any business activities, the Company held no board meetings during the twelve month period covered by this annual report.

Item 10. Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended October 31, 1994 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)	Securities Underlying Options(#)	All other compensation($)
Colin Halpern,	1994	—	—	—	—	—
Chairman, CEO	1993			—	—	—
and Acting CFO	1992			—	—	—

Director Compensation

Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth certain information as of August 15, 2007 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of common stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On August 15, 2007, there were 5,354,376 shares of the Company's common stock. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of	Amount and Nature of	Percentage of
Beneficial Owner	Beneficial Ownership	Class

Colin Halpern*	3,833,589 shares(1)(2)	76.6%

NPS Technologies Corp.	491,425 shares	9.0%
P.O. Box 441
Elmwood park, NJ 07407

Directors and Officers
(as a group)		76.6%

*  Same address as the Company

(1) Colin Halpern is an officer and director of NPS Technologies Corp. Mr. Halpern is not deemed to be the beneficial owner of the shares owned by NPS, as he disclaims beneficial ownership of such shares.

(2) On April 22, 1999, as part of his settlement with the Company and Colin Halpern, Mr. Walter Sheridan, the former President of the Company, transferred to Mr. Halpern 639,326 shares of common stock of the Company.

Item 12. Certain Relationships and Related Transactions

Pursuant to a promissory note entered into by and between the Company and Colin Halpern, the Company is indebted to Mr. Halpern in an amount equal to $370,441. The Company defaulted on such note and such default has continued since November 1, 1993.

Pursuant to a promissory note entered into by and between the Company and Walter Sheridan, the Company’s former President, the Company is indebted to Mr. Sheridan in an amount equal to $325,222. The Company defaulted on such note on November 1, 1993. In addition, the Company accrued a bonus to Mr. Sheridan in an amount equal to $142,221 as of May 31, 1993. On December 2, 1993, Mr. Sheridan instituted a lawsuit against the Company, the Subsidiaries and GIT and was awarded a judgment against such parties on January 14, 1994.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3	(A)(1)	Amended and Restated Certificate of Incorporation of Company dated February 27, 1984, as amended April 9, 1990.

	(B)(1)	Bylaws of Issuer.

10	(A)(2)	Agreement for Purchase and Sale of Assets by and among the Company, the Subsidiaries and Lehigh G.I.T.

31.1		Certification of Chief Executive Officer and Acting Chief Financial Officer

31.2		Section 906 Certification

(b) Form 8-K
None.

(1) Previously filed.

(2) Previously filed in connection with Form 8-K filed as of October 15, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL SERVICES GROUP, INC.

By:	/s/ Colin Halpern
Colin Halpern, Chairman and Chief Executive Officer

Date: August 15, 2007

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Colin Halpern	Chairman and Director	August 15, 2007
Colin Halpern	(Chief Executive Officer)