Form 10QSB
period 1995-02-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 1995

Commission File Number 0-13039

UNIVERSAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1133652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1355
Englewood Cliffs, New Jersey	11580
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: 201-794-9111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

As of August 15, 2007, 5,354,376 shares of common stock par value, $.06 per share were outstanding.

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended February 1, 1995

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 1,	November 1,
	1995	1994
	(Unaudited)	(Unaudited)
Assets:

Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	112,657	112,657
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$112,657	$112,657

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$112,657	$112,657

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	328,578	328,578
Accrued Expenses	452,523	452,523

Total Current Liabilities	$961,014	$961,014

Non Current Liabilities:
Notes Payable-Related Parties	725,090	725,090

Total Liabilities	$1,686,104	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding	$321,232	$321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,216,776)	(2,216,776)

Total Stockholders Equity (Deficit)	$(1,573,447)	$(1,573,447)

Total Liabilities & Stockholders Equity (Deficit)	$112,657	$112,657

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended February 1, 1995 and 1994
(UNAUDITED)

	For the Three Months
	Ended
	February 1,	February 1,
	1995	1994
	(Unaudited)	(Unaudited)

Revenues	0	0

Direct Costs	0	0

Gross Operating Profit	0	0

Expenses:
Selling, General and Administrative Expenses	0	14,110
Penalties & Interest	0	15,313
Interest Expense, Net	0	9,656
Total Expenses	0	39,079

Net Income (Loss) before Extraordinary Item	0	(39,079)

Extraordinary Item:
Write downs/off on Closing of Business	0	0

Net Income (Loss) before Taxes	0	(39,079)

Less:Provision for Income Taxes	0	0

Net Income (Loss)	0	(39,079)

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	0.00	0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months ended February 1, 1995 and 1994
(UNAUDITED)

	For the Three Months
	Ended
	February 1,	February 1,
	1995	1994
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	0	(39,079)

Adjustments to Reconcile Net Income to Net income (Loss) to Net Cash Provided (Used) by Continuing Operations:

Depreciation and Amortization	0	0
Gain on sale of Fixed Assets	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	111,501
Other Current Assets	0	228,152
Other Assets	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	(127)
Accrued Expenses	0	10,598
Payroll Taxes Payable	0	(313,505)
Total Adjustments	0	36,619
Net Cash Provided (Used) by Operating Activities	0	(2,460)

Investing Activities
Sale of Assets	0	0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	0	0

Financing Activities
Additional Borrowings-Banks	0	0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	9,809
Net Cash Provided (Used) by Financing Activities	0	9,809

Net Increase (Decrease) in Cash & Equivalents	0	7,349

Cash & Cash Equivalents-Beginning of Year	0	37,489
Cash & Cash Equivalents-End of Year	0	44,838

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	0	0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Name Change - On May 11, 1990 the company changed its name from ReproTech, Inc. to Universal Services Group, Inc.

Basis of Presentation - The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, General Industrial Technologies, Inc., Data Sciences, Inc. All significant intercompany transactions have been eliminated.

Revenue Recognition - The Corporation reports personnel service revenue when the service is provided.

Reclassified - Certain prior year’s items have been reclassified to conform to current year’s presentation.

Common Stock - Effective May 11, 1990 the Company declared a one-for-six reverse stock split. All references in the financial statements to weighted average numbers of shares and per share amounts have been restated to reflect the split.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the registrant’s annual report (form 10K) for the year ended November 1, 1994 and the statement regarding the disposition of Assets (form 8K) dated October 15, 1993.

3. Sale of Business - On August 30, 1993, the company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchasers’ future profits. Of the $600,000 sale price, $75,000 was paid to the company and a $525,000 letter of credit was made available to the company to be used only to pay tax liens and claims of government agencies against Data Sciences, Inc. for payroll tax arrearages. Of the total price, $20,000 was applied to the purchase of fixed assets, 10,000 was applied to the purchase of security deposits and the balance of $570,000 less $19,500 in legal fees was applied to the sale of intangible assets owned by the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended February 1, 2005 and has not conducted any business operations since 1993.

As of the date of the filing of this quarterly report, the Company is seeking a new business venture.

Liquidity and Capital Resources

As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but may have expenses while it seeks a new business venture. The Company has an administrative headcount of one.

The Company may rely on short-term advances from related parties to finance any cash requirements while seeking a new business venture.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

Not Applicable.

Item 5. Exhibits.

(a) Exhibits

   None.

(b) Reports on Form 8-K

   None.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL SERVICES GROUP, INC.

By:	/s/ Colin Halpern
Colin Halpern, Chairman and Chief Executive Officer

Date: August 15, 2007