Form 10QSB
period 1995-08-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 1995

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

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended August 1, 1995

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	August 1,	November 1,
	1995	1994
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents		0
Accounts Receivable, Net	$112,657	$112,657
Accounts Receivable-Sale of Assets		0
Other Current Assets		0

Total Current Assets	$112,657	$112,657

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$112,657	$112,657

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	328,578	328,578
Accrued Expenses	452,523	452,523

Total Current Liabilities	$961,014	$961,014

Non Current Liabilities:
Notes Payable-Related Parties	725,090	725,090

Total Liabilities	$1,686,104	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,216,776)	(2,216,776)

Total Stockholders Equity (Deficit)	$(1,573,447)	$(1,573,447)

Total Liabilities & Stockholders Equity (Deficit)	$112,657	$112,657

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended August 1, 1995 and 1994
(UNAUDITED)

	For the Three Months Ended
	August 1,	August 1,
	1995	1994
	(Unaudited)	(Unaudited)
Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Selling, General and Administrative Expenses	0	14,838

Income (Loss) from Operations	$0	$(14,838)

Other Income (Expenses)
Penalties & Interest	0	(6,716)
Interest Expense, Net	0	(9,810)
Total Other Income (Expenses)	$0	$(16,526)

Net Income (Loss) before Taxes	0	(31,364)

Less:Provision for Income Taxes	0	0

Net Income (Loss)	$0	$(31,364)

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months ended August 1, 1995 and 1994
(UNAUDITED)

	For the Nine Months Ended
	August 1,	August 1,
	1995	1994
	(Unaudited)	(Unaudited)
Revenues	$0	$135,000

Direct Costs	0	40,033

Gross Operating Profit	$0	$94,967

Selling, General and Administrative Expenses	0	44,304

Income (Loss) from Operations	$0	$50,663

Other Income (Expenses)
Penalties & Interest	0	(34,189)
Interest Expense, Net	0	(29,274)
Total Other Income (Expenses)	$0	$(63,463)

Net Income (Loss) before Taxes	0	(12,800)

Less:Provision for Income Taxes	0	0

Net Income (Loss)	$0	$(12,800)

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months ended August 1, 1995 and 1994
(UNAUDITED)

	For the Nine Months Ended
	August 1,	August 1,
	1995	1994
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$(12,800)

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	146,739
Accounts Receivable-Sale of Business	0	525,000
Other Current Assets	0	0
Other Assets	0	920
Increase (Decrease) in Liabilities
Accounts Payable	0	(19,627)
Accrued Expenses	0	(33,277)
Payroll Taxes Payable	0	(666,675)
Total Adjustments	$0	$(46,920)
Net Cash Provided (Used) by Operating Activities	$0	$(59,720)

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	29,427
Net Cash Provided (Used) by Financing Activities	$0	$29,427

Net Increase (Decrease) in Cash & Equivalents	$0	$(30,293)

Cash & Cash Equivalents-Beginning of Year	0	37,489
Cash & Cash Equivalents-End of Year	$0	$7,196

Supplemental Disclosures of Cash Flow Information Cash Paid during Year for:
Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 1995

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

4. Going Concern- On August 1, 2005 the Company’s current liabilities exceeded current assets by $848,357 and there was a deficit in stockholders equity of $1,573,447. These factors create uncertainty concerning the company’s ability to continue as a going concern. The remaining business assets were sold and management hopes that the contingent sales proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended August 1, 1995 and has not conducted any business operations since 1993.

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