Form 10KSB
period 1995-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1995

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 1995.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock was once trade on the over-the-counter market (the “Bulletin Board”). Currently, the Company’s common stock is no longer traded on the Bulletin Board and there is no public trading market for our common stock.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 1995 and has not conducted any business operations since 1993.

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

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
Assets:	1995	1994
	(Unaudited)	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	112,657
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$112,657

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$112,657

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	328,578	328,578
Accrued Expenses	452,523	452,523

Total Current Liabilities	$961,014	$961,014

Non Current Liabilities:
Notes Payable-Related Parties	725,090	725,090

Total Liabilities	$1,686,104	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,329,433)	(2,216,776)

Total Stockholders Equity (Deficit)	$(1,686,104)	$(1,573,447)

Total Liabilities & Stockholders Equity (Deficit)	$0	$112,657

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

		For the Years Ended
	November 1,	November 1,	November 1,
	1995	1994	1993
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$135,000	$10,780,496

Direct Costs	0	40,033	9,524,680

Gross Operating Profit	$0	$94,967	$1,255,816

Expenses:
Selling, General and Administrative Expenses	0	51,500	1,047,293
Bad Debt Expense	112,657	0	3,638
Other Expenses	0	34,036	0
Interest Expense, Net	0	29,427	638,106
Total Expenses	$112,657	$114,963	$1,689,037

Net Income (Loss) before Extraordinary Items	(112,657)	(19,996)	(433,221)

Extraordinary Item:
Gain on Sale of Assets	0	0	550,500

Net Income (Loss) before Taxes	$(112,657)	$(19,996)	$117,279

Less:Provision for Income Taxes	0	0	812

Net Income (Loss)	$(112,657)	$(19,996)	$116,467

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$(0.02)	$(0.00)	$(0.08)
Extraordinary Item	0.00	0.00	0.10

Net Income (Loss) per Share	$(0.02)	$(0.00)	$0.02

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

		For the Years Ended
	November 1,	November 1,	November 1,
	1995	1994	1993
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$(112,657)	$(19,996)	$116,467

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	3,242
Gain on sale of Fixed Assets	0	0	(7,360)

(Increase) Decrease in Assets
Accounts Receivable	112,657	146,739	1,909,221
Accounts Receivable-Sale of Assets	0	525,000	(525,000)
Other Current Assets	0	0	38,678
Other Assets	0	920	0
Increase (Decrease) in Liabilities
Accounts Payable	0	(19,627)	32,979
Accrued Expenses	0	(33,277)	(489,209)
Payroll Taxes Payable	0	(666,675)	28,488
Total Adjustments	$112,657	$(46,920)	$991,039
Net Cash Provided (Used) by Operating Activities	$0	$(66,916)	$1,107,506

Investing Activities
Sale of Assets	$0	$0	$20,000
Return of Security Deposits	0	0	13,045
Purchase of Assets	0	0	(4,392)
Net Cash Provided (Used) by Investing Activities	$0	$0	$28,653

Financing Activities
Additional Borrowings-Banks	$0	$0	$9,848,515
Payments to Banks	0	0	(10,992,825)
Payments on Long Term Obligations	0	0	(11,000)
Additional Borrowings-Related Parties	0	29,427	39,689
Net Cash Provided (Used) by Financing Activities	$0	$29,427	$(1,115,621)

Net Increase (Decrease) in Cash & Equivalents	$0	$(37,489)	$20,538

Cash & Cash Equivalents-Beginning of Year	0	37,489	16,951
Cash & Cash Equivalents-End of Year	$0	$0	$37,489

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$598,414
Taxes	0	0	812

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 1995, 1994 and 1993

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

[2] PROPERTY AND EQUIPMENT

During the year ended November 1, 1993, $20,000 of the total sales price included the sale of all the company’s computer equipment, furniture and fixtures. The gain on the sale of these fixed assets of $7,360 is included in operating income of the fourth quarter 1993.

Depreciation and amortization expenses charged to income for the years ended November 1, 1995, 1994,and 1993 was $0, $0, and $3,242, respectively.

[3] NOTES PAYABLE - WORKING CAPITAL - The Company had a $2,000,000.00 line of credit reduced to $1,000,000.00 in early 1992, with Security Pacific Business Credit, Inc. The company had exceeded the $1,000,000.00 credit line and was experiencing a very tight cash flow. Security Pacific in early 1992 had also reduced available lending on receivables from an 80% advance rate to 72% and also had increased various charges. This was done to encourage the company to aggressively look for new financing. The company was in default on certain covenants, and Security Pacific gave notice on June 16, 1992 to company that would extend on a 30 day recurring notice until a new financing agreement was found. The current principal source of working capital to fund the company’s operations is a $2,000,000.00 line of credit facility pursuant to a factoring agreement (the “Factoring Agreement”) executed in September3, 1992 with Allstate Financial Corporation. This agreement calls for factoring charges ranging from 3% to 8 1/2 % of sales on eligible receivables up to 90 days. These charges are extremely expensive; therefore limiting the company’s cash flow. This line of credit was paid off at November 1, 1993 and is no longer available to the company.

[4] SALE OF BUSINESS - On August 30, 1993, the company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the company and $525,000 was “escrowed” for tax liens and claims of government agencies against DSI & GIT for payroll tax arrearages. Of the total price, $20,000 was applied to purchase of fixed assets, $10,000 was applied to the purchase of security deposits and the balance of $570,000, less $19,500 in legal fees was applied to the sale of intangible assets owned by the company. The Company has received no income based on the purchaser’s profits, for the years ended November 1, 2005, 2004, and 2003.

The remaining balance of accounts receivable of $112,657 has been written off in this period as the company has been unable to collect these receivables.

[5] LONG-TERM DEBT

Long-term debt consists of the following:

	Years Ended
	Nov. 1	Nov. 1
	1995	1994

Mortgage Payable - bank (including interest
Of $35,892 unsecured with interest @ 9.25% (a)	72,352	72,352

Note payable - employment contract
Settlement secured with judgment
Payable monthly through (b)	25,399	39,899

Totals	97,751	97,751
Less: Current Maturities	97,751	97,751

TOTALS	- 0 -	- 0 -

(a)	The Company has not made any payments of interest or principal on this loan and the loan is currently in default.

(b) In connection with the payment of its $235,000 employment contract liability at October 31, 1988, the Company sold to a former officer certain operating assets of its Best Personnel Systems, Inc. subsidiary for $30,000and offset against the note an additional $74,635 in operating expenses and set offs which the company had incurred. In addition, the former officer was issued 83,333 shares of the Company’s stock and was granted options to purchase an additional 66,667 shares at $.18 per share expiring March 1, 1994. The remaining balance of the note carried interest at 5% and the note has been discounted assuming a 10% interest rate for financial reporting purposes. In January, 1991, the Company defaulted in its payment obligations under the Settlement Agreements. In February, 1991, a Confession of Judgment was filed against the Company. On February 25, 1991 a judgment was entered in the County of Nassau against the Company for $96,042. After negotiations a Stipulation of Settlement was agreed upon for $68,400 This called for a $5,000 payment on execution of the following payment schedule: (a) $1,500 per month for the first three months; (b) $2,000 per month for the next six months; (c) $2,500 per month for the next six months; (d) $3,000 per month until the balance is fully paid. The Company is not in compliance with this Stipulation of Settlement agreement. As of November 1, 1994, the current balance was $25,399. During the year ended November 1, 1993, the company made payments of $14,500 through June of 1993 and is currently in default on this Stipulation of Settlement.

[6] LEASES

The Company leased automobiles and real property under operating leases expiring in 1997. The purchaser of the business has assumed the leases for real property of the company. The users of the various automobiles have assumed the lease obligations of the automobiles previously provided by the company.

Rent expense under operating leases totaled $ 0, $ 0, and $47,763, for the years ended Nov. 1, 1995, Nov. 1, 1994 and Nov 1, 1993, respectively.

[7] RELATED PARTY TRANSACTIONS

At Nov. 1, 1995 and Nov. 1, 1994 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

Interest expense on officer’s loans of $ 0, $29,427, and $43,797, has been reflected in the accompanying financial statements for the years ended Nov. 1, 1995, Nov. 1, 1994 and Nov. 1, 1993 respectively.

In August, 1998, the Company entered into a consulting agreement with a company controlled by its Chairman. The agreement calls for monthly payments of $6,000 for a two year period which commenced August, 1998 and which has been renewed several times to continue through August 1993. This agreement is no longer in force. The Company recorded expense of $0, $0, and $65,600 under this agreement for the years ended Nov. 1, 1995, Nov.1, 1994 and Nov.1, 1993, respectively.

[8] INCOME TAXES

Income tax expense (benefit) consists of:
	Years Ended
	NOV. 1	NOV. 1	NOV. 1
	1995	1994	1993
FEDERAL TAXES:
Current	- 0 -	- 0 -	- 0 -
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	- 0 -	- 0 -	- 0 -

STATE TAX EXPENSE (BENEFIT):
Current	- 0 -	-0-	$812
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	$-0 -	$-0-	$812
TOTAL INCOME TAX EXPENSE (BENEFIT):
	$-0 -	$-0-	$812

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

[9] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 1995, Nov.1, 1994, and Nov. 1, 1993, respectively.

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

Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1994	306.667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1995	306.667	$.18-.198

The Company also has granted non-qualified options to purchase an aggregate 116,667 shares of Common Stock at $.18 per share to a Director and to a former Officer of the Company. These options expired, unexercised, in September 1994.

[11] RETIREMENT PLANS

The Company maintained non-contributory pension and profit-sharing plans for the benefit of its eligible employees at two of its subsidiaries. The Plan’s assets were frozen in 1991, the plan was terminated in 1992 and the plan assets were distributed in 1993. The Company did not make any contributions during the years ended November 1, 1995, 1994 or 1993.

The Company also maintained a 401K salary reduction plan for all eligible employees. The plan does not provide for any Company contributions. This plan was terminated in 1992 and all plan assets will be distributed in 1993.

[12] SEGMENT INFORMATION AND MAJOR CUSTOMER

In relation to its continuing operations, the Company operates predominately in the temporary help placement services industry.

In 1995, 1994, and 1993 sales to Port Authority of New York and New Jersey constituted 0%, 0%, 13% respectively, of total revenues.

[13] EMPLOYMENT AGREEMENTS

The Company had employment agreements with several of its officers, which were renewable year to year. The company, since selling its business, no longer has any employment agreements.

No Incentive compensation was accrued at November 1, 1995, 1994 and 1993, respectively.

[14] DELINQUENT TAXES

Data Sciences had tax arrearages of approximately $717,000 at November 1, 1993. In accordance with the contract of sale, $525,000 of the sale proceeds was used in conjunction with settlement agreements to eliminate substantially all of this liability.

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

[18] GOING CONCERN

On November 1, 1995, the company’s current liabilities exceeded current assets by $961,014 and there was a deficit in stockholder’s equity of $1,686,104. These factors create uncertainty concerning the Company’s ability to continue as a going concern. As discussed in Note 4, the remaining business assets of the company were sold. Management hopes that the contingent sale proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture. Through November 1, 1995 no contingent sales proceeds have been received and the company is not conducting any business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Our accountant is Wayne Hickey, an independent certified public accountant. We do not presently intend to change our accountant. At no time have there been any disagreements with the accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Item 10. Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 1995 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)	Securities Underlying Options(#)	All other compensation($)
Colin Halpern,	1995	—	—	—	—	—
Chairman, CEO	1994			—	—	—
and Acting CFO	1993			—	—	—

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

Names and Address of	Amount and Nature of	Percentage of
Beneficial Owner	Beneficial Ownership	Class

Colin Halpern*	3,833,589 shares(1)(2)	76.6%

NPS Technologies Corp.	491,425 shares	9.0%
P.O. Box 441
Elmwood park, NJ07407

Directors and Officers		76.6%
(as a group)

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3	(A) (1)	Amended and Restated Certificate of Incorporation of Company dated February 27, 1984, as amended April 9, 1990.

	(B) (1)	Bylaws of Issuer.

10	(A) (2)	Agreement for Purchase and Sale of Assets by and among the Company, the Subsidiaries and Lehigh G.I.T.

31.1		Certification of Chief Executive Officer and Acting Chief Financial Officer

31.2		Section 906 Certification

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

/s/ Colin Halpern	Chairman and Director	August 15, 2007
Colin Halpern	(Chief Executive Officer)