Form 10QSB
period 1996-08-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 1996

Commission File Number 0-13039

UNIVERSAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1133652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1355
Englewood Cliffs, New Jersey (Address of principal executive offices)	11580 (Zip code)

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

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended August 1, 1996

INDEX
Part I: FINANCIAL INFORMATION
3
Item 1: Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Part II: OTHER INFORMATION	9

SIGNATURES	10

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

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended August 1, 1996 and 1995
(UNAUDITED)

	For the Three Months
	Ended
	August 1,	August 1,
	1996	1995
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Selling, General and Administrative Expenses	0	0

Income (Loss) from Operations	$0	$0

Other Income (Expenses)
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Other Income (Expenses)	$0	$0

Net Income (Loss) before Taxes	0	0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months ended August 1, 1996 and 1995
(UNAUDITED)

	For the Nine Months
	Ended
	August 1,	August 1,
	1996	1995
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Selling, General and Administrative Expenses	0	0

Income (Loss) from Operations	$0	$0

Other Income (Expenses)
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Other Income (Expenses)	$0	$0

Net Income (Loss) before Taxes	0	0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months ended August 1, 1996 and 1995
(UNAUDITED)
	For the Nine Months
	Ended
	August 1,	August 1,
	1996	1995
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0

Adjustments to Reconcile Net Income to Net income (Loss) to Net Cash Provided (Used) by Continuing Operations:

Depreciation and Amortization	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0
Accounts Receivable-Sale of Business	0	0
Other Current Assets	0	0
Other Assets	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0
Accrued Expenses	0	0
Payroll Taxes Payable	0	0
Total Adjustments	$0	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0
Cash & Cash Equivalents-End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 1996

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

4. Going Concern- On August 1, 1996 the Company’s current liabilities exceeded current assets by $961,014 and there was a deficit in stockholders equity of $1,686,104. These factors create uncertainty concerning the company’s ability to continue as a going concern. The remaining business assets were sold and management hopes that the contingent sales proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through August 1, 1996 the Company has not received any payments from the contingent sale portion of the sale agreement.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended August 1, 1996 and has not conducted any business operations since 1993.

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