Form 10KSB
period 1996-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1996

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

As of August 15, 2007, 2007, there were 5,354,376 shares outstanding of the Registrant's Common Stock.

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 1996.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 1996 and has not conducted any business operations since 1993.

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

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1996	1995	1994
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$135,000

Direct Costs	0	0	40,033

Gross Operating Profit	$0	$0	$94,967

Expenses:
Selling, General and Administrative Expenses	0	0	51,500
Bad Debt Expense	0	112,657	0
Other Expenses	0	0	34,036
Interest Expense, Net	0	0	29,427
Total Expenses	$0	$112,657	$114,963

Net Income (Loss) before Extraordinary Items	0	(112,657)	(19,996)

Extraordinary Item:
Gain on Sale of Assets	0	0	0

Net Income (Loss) before Taxes	$0	$(112,657)	$(19,996)

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$(112,657)	$(19,996)

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$(0.02)	$(0.00)
Extraordinary Item	0.00	0.00	0.00

Net Income (Loss) per Share	$0.00	$(0.02)	$(0.00)

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1996	1995	1994
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$(112,657)	$(19,996)

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	112,657	146,739
Accounts Receivable-Sale of Assets	0	0	525,000
Other Current Assets	0	0	0
Other Assets	0	0	920
Increase (Decrease) in Liabilities
Accounts Payable	0	0	(19,627)
Accrued Expenses	0	0	(33,277)
Payroll Taxes Payable	0	0	(666,675)
Total Adjustments	$0	$112,657	$(46,920)
Net Cash Provided (Used) by Operating Activities	$0	$0	$(66,916)

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Purchase of Assets	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Additional Borrowings-Related Parties	0	0	29,427
Net Cash Provided (Used) by Financing Activities	$0	$0	$29,427

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$(37,489)

Cash & Cash Equivalents-Beginning of Year	0	0	37,489
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 1996, 1995 and 1994

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

[2] PROPERTY AND EQUIPMENT

All of the Company’s property and equipment was disposed of in the sale of its assets in 1993.

No Depreciation and amortization expenses have been charged to income for the years ended November 1, 1996, 1995, and 1994.

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

[4] SALE OF BUSINESS - On August 30, 1993, the Company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was “escrowed” for tax liens and claims of government agencies against DSI & GIT for payroll tax arrearages. Of the total price, $20,000 was applied to purchase of fixed assets, $10,000 was applied to the purchase of security deposits and the balance of $570,000, less $19,500 in legal fees was applied to the sale of intangible assets owned by the Company. The Company has received no income based on the contingent sales portion of the sales agreement for the years ended November 1, 2006, 2005 and 2004.

During the year ended November 1, 1995 the remaining balance of accounts receivable of $112,657 was written off as the Company had been unable to collect these receivables.

[5] LONG-TERM DEBT

Long-term debt consists of the following:

	Years Ended
	Nov. 1	Nov. 1
	1996	1995

Mortgage Payable - bank (including interest
Of $35,892 unsecured with interest @ 9.25% (a)	72,352	72,352

Note payable - employment contract
Settlement secured with judgment
Payable monthly through (b)	25,399	39,899

Totals	97,751	97,751
Less: Current Maturities	97,751	97,751
TOTALS	-0-	-0-

(a)	The Company has not made any payments of interest or principal on this loan and the loan is currently in default.

(b)
In connection with the payment of its $235,000 employment contract liability at October 31, 1988, the Company sold to a former officer certain operating assets of its Best Personnel Systems, Inc. subsidiary for $30,000and offset against the note an additional $74,635 in operating expenses and set offs which the Company had incurred. In addition, the former officer was issued 83,333 shares of the Company’s stock and was granted options to purchase an additional 66,667 shares at $.18 per share expiring March 1, 1994. The remaining balance of the note carried interest at 5% and the note has been discounted assuming a 10% interest rate for financial reporting purposes. In January, 1991, the Company defaulted in its payment obligations under the Settlement Agreements. In February, 1991, a Confession of Judgment was filed against the Company. On February 25, 1991 a judgment was entered in the County of Nassau against the Company for $96,042. After negotiations a Stipulation of Settlement was agreed upon for $68,400. This called for a $5,000 payment on execution of the following payment schedule: (a) $1,500 per month for the first three months; (b) $2,000 per month for the next six months; (c) $2,500 per month for the next six months; (d) $3,000 per month until the balance is fully paid. The Company is not in compliance with this Stipulation of Settlement agreement. As of November 1, 1994, the current balance was $25,399. During the year ended November 1, 1993, the Company made payments of $14,500 through June of 1993 and is currently in default on this Stipulation of Settlement.

[6] LEASES

The Company leased automobiles and real property under operating leases expiring in 1997. The purchaser of the business has assumed the leases for real property of the Company. The users of the various automobiles have assumed the lease obligations of the automobiles previously provided by the Company.

No rent expense under operating leases has been charged to operations for the years ended Nov. 1, 1996, Nov. 1, 1995 and Nov 1, 1994, respectively.

[7] RELATED PARTY TRANSACTIONS

At Nov. 1, 1995 and Nov. 1, 1994 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

Interest expense on officer’s loans of $ 0, $ 0, and $29,427, has been reflected in the accompanying financial statements for the years ended Nov. 1, 1996, Nov. 1, 1995 and Nov. 1, 1994 respectively.

In August, 1998, the Company entered into a consulting agreement with a company controlled by its Chairman. The agreement calls for monthly payments of $6,000 for a two year period which commenced August, 1998 and which has been renewed several times to continue through August 1993. This agreement is no longer in force. The Company has recorded no expense, under this agreement for the years ended Nov. 1, 1996, Nov.1, 1995 and Nov.1, 1994, respectively.

[8] INCOME TAXES

Income tax expense (benefit) consists of:

Years Ended
	NOV. 1	NOV. 1	NOV. 1
	1996	1995	1994
FEDERAL TAXES:
Current	- 0 -	- 0 -	- 0 -
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	- 0 -	- 0 -	- 0 -

STATE TAX EXPENSE (BENEFIT):
Current	- 0 -	-0-	-0-
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	$-0 -	$-0-	$-0-
TOTAL INCOME TAX EXPENSE (BENEFIT):
	$-0 -	$-0-	$-0-

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

[9] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 1996, Nov.1, 1995, and Nov. 1, 1994, respectively.

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
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1995	306,667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1996	306,667	$.18-.198

The Company also had granted non-qualified options to purchase an aggregate 116,667 shares of Common Stock at $.18 per share to a Director and to a former Officer of the Company. The option was not exercised and expired in September 1, 1994.

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

[12] EMPLOYMENT AGREEMENTS

The Company has no employment agreements with any employess.

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

[18] GOING CONCERN

On November 1, 1996, the Company’s current liabilities exceeded current assets by $961,014 and there was a deficit in stockholder’s equity of $1,686,104. These factors create uncertainty concerning the Company’s ability to continue as a going concern. As discussed in Note 4, the remaining business assets of the Company were sold. Management hopes that the contingent sale proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through November 1, 1996 no contingent sales proceeds have been received and the Company is not conducting any business.

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

Item 10. Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 1996 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	1996	—	—	—	—	—
Chairman, CEO	1995			—	—	—
and Acting CFO	1994			—	—	—

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