Form 10KSB
period 1997-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1997

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 1997.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock was once trade on the over-the-counter market (the “Bulletin Board”). Currently, the Company’s common stock is no longer trades in the Bulletin Board and there is no public trading market for our common stock.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 1997 and has not conducted any business operations since 1993.

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

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
	1997	1996
	(Unaudited)	(Unaudited)

Assets:

Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	328,578
Accrued Expenses	452,523	452,523

Total Current Liabilities	$881,014	$961,014

Non Current Liabilities:
Notes Payable-Related Parties	805,090	725,090

Total Liabilities	$1,686,104	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,329,433)	(2,329,433)

Total Stockholders Equity (Deficit)	$(1,686,104)	$(1,686,104)

Total Liabilities & Stockholders Equity (Deficit)	$0	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1997	1996	1995
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	112,657
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$112,657

Net Income (Loss) before Extraordinary Items	0	0	(112,657)

Extraordinary Item:
Gain on Sale of Assets	0	0	0

Net Income (Loss) before Taxes	$0	$0	$(112,657)

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$(112,657)

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$(0.02)
Extraordinary Item	0.00	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00	$(0.02)

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1997	1996	1995
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0	$(112,657)

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	112,657
Accounts Receivable-Sale of Assets	0	0	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Accrued Expenses	0	0	0
Payroll Taxes Payable	(80,000)	0	0
Total Adjustments	$(80,000)	$0	$112,657
Net Cash Provided (Used) by Operating Activities	$(80,000)	$0	$0

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Purchase of Assets	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Additional Borrowings-Related Parties	80,000	0	0
Net Cash Provided (Used) by Financing Activities	$80,000	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 1997, 1996 and 1995

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

[3] NOTES PAYABLE - WORKING CAPITAL - The Company had a $2,000,000.00 line of credit reduced to $1,000,000.00 in early 1992, with Security Pacific Business Credit, Inc. The company had exceeded the $1,000,000.00 credit line and was experiencing a very tight cash flow. Security Pacific in early 1992 had also reduced available lending on receivables from an 80% advance rate to 72% and also had increased various charges. This was done to encourage the company to aggressively look for new financing. The company was in default on certain covenants, and Security Pacific gave notice on June 16, 1992 to company that would extend on a 30 day recurring notice until a new financing agreement was found. The current principal source of working capital to fund the company’s operations is a $2,000,000.00 line of credit facility pursuant to a factoring agreement (the “Factoring Agreement”) executed in September 3, 1992 with Allstate Financial Corporation. This agreement calls for factoring charges ranging from 3% to 8 1/2 % of sales on eligible receivables up to 90 days. These charges are extremely expensive; therefore limiting the Company’s cash flow. This line of credit was paid off at November 1, 1993 and is no longer available to the Company.

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

[5] LONG-TERM DEBT

Long-term debt consists of the following:

	Years Ended
	Nov. 1	Nov. 1
	1997	1996

Mortgage Payable - bank (including interest
Of $35,892 unsecured with interest @ 9.25% (a)	72,352	72,352

Note payable - employment contract
Settlement secured with judgment
Payable monthly through (b)	25,399	39,899

Totals	97,751	97,751
Less: Current Maturities	97,751	97,751

TOTALS	- 0 -	- 0 -

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

No rent expense under operating leases has been charged to operations for the years ended Nov. 1, 1997, Nov. 1, 1996 and Nov 1, 1995, respectively.

[7] RELATED PARTY TRANSACTIONS

At Nov. 1, 1997 and Nov. 1, 1996 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

Interest expense on officer’s loans of $ 0, $ 0, and $29,427, has been reflected in the accompanying financial statements for the years ended Nov. 1, 1997, Nov. 1, 1996 and Nov. 1, 1995 respectively.

In August, 1998, the Company entered into a consulting agreement with a company controlled by its Chairman. The agreement calls for monthly payments of $6,000 for a two year period which commenced August, 1998 and which has been renewed several times to continue through August 1993. This agreement is no longer in force. The Company has recorded no expense, under this agreement for the years ended Nov. 1, 1997, Nov.1, 1996 and Nov.1, 1995, respectively.

[8] INCOME TAXES

Income tax expense (benefit) consists of:

Years Ended
	NOV. 1	NOV. 1	NOV. 1
	1997	1996	1995
FEDERAL TAXES:
Current	- 0 -	- 0 -	- 0 -
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	- 0 -	- 0 -	- 0 -

STATE TAX EXPENSE (BENEFIT):
Current	- 0 -	-0-	-0-
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	$-0 -	$-0-	$-0-
TOTAL INCOME TAX EXPENSE (BENEFIT):
	$-0 -	$-0-	$-0-

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

[9] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 1997, Nov.1, 1996, and Nov. 1, 1995, respectively.

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

[12] EMPLOYMENT AGREEMENTS

The Company has no employment agreements with any employees.

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

During the year ended November 1, 1997 $80,000 of these payroll tax liabilities were paid by one officer, Walter Sheridan, who paid this amount in settlement of assessments made by the Internal Revenue Service against him as an alleged “responsible party” for non payment of withheld taxes.

[18] GOING CONCERN

On November 1, 1997, the Company’s current liabilities exceeded current assets by $881,014 and there was a deficit in stockholder’s equity of $1,686,104. These factors create uncertainty concerning the Company’s ability to continue as a going concern. As discussed in Note 4, the remaining business assets of the Company were sold. Management hopes that the contingent sale proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through November 1, 1997 no contingent sales proceeds have been received and the Company is not conducting any business.

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

Item 10. Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 1997 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	1997	—	—	—	—	—
Chairman, CEO	1996			—	—	—
and Acting CFO	1995			—	—	—

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