Form 10QSB
period 1998-02-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 1998

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

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended February 1, 1998

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	February 1,	November 1,
	1998	1997
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	452,523	452,523

Total Current Liabilities	$881,014	$881,014

Non Current Liabilities:
Notes Payable-Related Parties	805,090	805,090

Total Liabilities	$1,686,104	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value
50,000,000 Shares Authorized, 5,353,857 Shares Issued and Outstanding	$321,232	$321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,329,433)	(2,329,433)

Total Stockholders Equity (Deficit)	$(1,686,104)	$(1,686,104)

Total Liabilities & Stockholders Equity (Deficit)	$0	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended February 1, 1998 and 1997
(UNAUDITED)

	For the Three Months Ended
	February 1,	February 1,
	1998	1997
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	$0	$0

Net Income (Loss) before Extraordinary Item	$0	$0

Extraordinary Item:
Write downs/off on Closing of Business	0	0

Net Income (Loss) before Taxes	$0	$0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months ended February 1, 1998 and 1997
(UNAUDITED)

	For the Three Months Ended
	February 1,	February 1,
	1998	1997
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0
Gain on sale of Fixed Assets	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0
Other Current Assets	0	0
Other Assets	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0
Accrued Expenses	0	0
Payroll Taxes Payable	0	0
Total Adjustments	$0	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0
Cash & Cash Equivalents-End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
February 1, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Name Change – On May 11, 1990, the Company changed its name from ReproTech, Inc. to Universal Services Group, Inc.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, General Industrial Technologies, Inc., Data Sciences, Inc. All significant intercompany transactions have been eliminated.

Revenue Recognition – The Company reports personnel service revenue when the service is provided.

Reclassified – Certain prior year’s items have been reclassified to conform to current year’s presentation.

Common Stock – Effective May 11, 1990, the Company declared a one-for-six reverse stock split. All references in the financial statements to weighted average numbers of shares and per share amounts have been restated to reflect the split.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the registrant’s annual report (form 10K) for the year ended November 1, 1997 and the statement regarding the disposition of Assets (form 8K) dated October 15, 1993.

3. Sale of Business – On August 30, 1993, the Company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchasers’ future profits. Of the $600,000 sale price, $75,000 was paid to the Company and a $525,000 letter of credit was made available to the Company to be used only to pay tax liens and claims of government agencies against Data Sciences, Inc. for payroll tax arrearages. Of the total price, $20,000 was applied to the purchase of fixed assets, 10,000 was applied to the purchase of security deposits and the balance of $570,000 less $19,500 in legal fees was applied to the sale of intangible assets owned by the Company.

4. Going Concern – On February 1, 1998, the Company’s current liabilities exceeded current assets by $881,014 and there was a deficit in stockholders equity of $1,686,104. These factors create uncertainty concerning the Company’s ability to continue as a going concern. The remaining business assets were sold and management hopes that the contingent sales proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through February 1, 1998, the Company has not received any payments from the contingent sale portion of the sale agreement.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended February 1, 1998 and has not conducted any business operations since 1993.

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