Form 10KSB
period 1998-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1998

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

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 1998.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 1998 and has not conducted any business operations since 1993.

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

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1, 1998	November 1, 1997
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	452,523	452,523

Total Current Liabilities	$881,014	$881,014

Non Current Liabilities:
Notes Payable-Related Parties	805,090	805,090

Total Liabilities	$1,686,104	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,329,433)	(2,329,433)

Total Stockholders Equity (Deficit)	$(1,686,104)	$(1,686,104)

Total Liabilities & Stockholders Equity (Deficit)	$0	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1998	1997	1996
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$0

Net Income (Loss) before Extraordinary Items	0	0	0

Extraordinary Item:
Gain on Sale of Assets	0	0	0

Net Income (Loss) before Taxes	$0	$0	$0

Less: Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.00	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1998	1997	1996
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	0	0	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Accrued Expenses	0	0	0
Payroll Taxes Payable	0	(80,000)	0
Total Adjustments	$0	$(80,000)	$0
Net Cash Provided (Used) by Operating Activities	$0	$(80,000)	$0

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Purchase of Assets	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Additional Borrowings-Related Parties	0	80,000	0
Net Cash Provided (Used) by Financing Activities	$0	$80,000	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 1998, 1997 and 1996

[1]	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

No Depreciation and amortization expenses have been charged to income for the years ended November 1, 1998, 1997, and 1996.

[3]        SALE OF BUSINESS - On August 30, 1993, the Company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was “escrowed” for tax liens and claims of government agencies against DSI & GIT for payroll tax arrearages. Of the total price, $20,000 was applied to purchase of fixed assets, $10,000 was applied to the purchase of security deposits and the balance of $570,000, less $19,500 in legal fees was applied to the sale of intangible assets owned by the Company.

The Company has received no revenue from the contingent sales portion of the sales agreement in the years ended November 1, 1998, 1997 and 1996.

During the year ended November 1, 1995 the remaining balance of accounts receivable of $112,657 was written off as the Company had been unable to collect these receivables.

[4]	LONG-TERM DEBT

Long-term debt consists of the following:

	Years Ended
	Nov. 1	Nov. 1
	1998	1997
Mortgage Payable - bank (including interest
Of $35,892 unsecured with interest @ 9.25% (a)	72,352	72,352

Note payable - employment contract
Settlement secured with judgment
Payable monthly through (b)	25,399	39,899

Totals	97,751	97,751
Less: Current Maturities	97,751	97,751

TOTALS	- 0 -	- 0 -

(a)	The Company has not made any payments of interest or principal on this loan and the loan is currently in default.

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

[5]	RELATED PARTY TRANSACTIONS

At Nov. 1, 1998 and Nov. 1, 1997 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 1998, Nov. 1, 1997 and Nov. 1, 1996 respectively.

In August, 1998, the Company entered into a consulting agreement with a company controlled by its Chairman. The agreement calls for monthly payments of $6,000 for a two year period which commenced August, 1998 and which has been renewed several times to continue through August 1993. This agreement is no longer in force. The Company has recorded no expense, under this agreement for the years ended Nov. 1, 1998, Nov.1, 1997 and Nov.1, 1996, respectively.

[6]	INCOME TAXES

Income tax expense (benefit) consists of:

Years Ended
	NOV. 1	NOV. 1	NOV. 1
	1998	1997	1996
FEDERAL TAXES:
Current	- 0 -	- 0 -	- 0 -
Deferred	- 0 -	- 0 -	- 0 -
TOTALS	- 0 -	- 0 -	- 0 -
STATE TAX EXPENSE (BENEFIT):
Current	- 0 -	-0-	-0-
Deferred	- 0 -	- 0 -	- 0 -

TOTALS	$-0 -	$-0-	$-0-
TOTAL INCOME TAX EXPENSE (BENEFIT):
	$-0 -	$-0-	$-0-

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

[7]	COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 1998, Nov.1, 1997, and Nov. 1, 1996, respectively.

Effective May 11, 1990, the Company declared a one-for-six reverse stock split. All reference in the financial statements to weighted average numbers of shares, per share amounts and options data have been restated to reflect the split.

[8] OPTIONS
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
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1997	306,667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1998	306,667	$.18-.198

The Company also had granted non-qualified options to purchase an aggregate 116,667 shares of Common Stock at $.18 per share to a Director and to a former Officer of the Company. The option was not exercised and expired in September 1, 1994.

[9] RETIREMENT PLANS

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

[10]	EMPLOYMENT AGREEMENTS

The Company has no employment agreements with any employees.

[11]	DELINQUENT TAXES

Data Sciences had tax arrearages of approximately $717,000 at November 1, 1993. In accordance with the contract of sale, $525,000 of the sale proceeds was used in conjunction with settlement agreements to eliminate substantially all of this liability.

[12]	COMMITMENTS AND CONTINGENCIES

The Company is party to various claims and actions arising in the ordinary course of business. In the opinion of management, the amounts, if any, which may be awarded in connection with these claims and actions would not be material to the Company’s consolidated financial position.

[13]	DISCONTINUED OPERATIONS

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

During the year ended November 1, 1997, $80,000 of these past due taxes were paid by one of the officers of the Company, Walter Sheridan, who had been held as a “responsible party “, under the Internal Revenue Code statutes for not remitting withholding taxes.

[14]	GOING CONCERN

On November 1, 1998, the Company’s current liabilities exceeded current assets by $881,014 and there was a deficit in stockholder’s equity of $2,329,433. These factors create uncertainty concerning the Company’s ability to continue as a going concern. As discussed in Note 4, the remaining business assets of the Company were sold. Management hopes that the contingent sale proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through November 1, 1998 no contingent sales proceeds have been received and the Company is not conducting any business.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Our accountant is Wayne Hickey, independent certified public accountant. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 1998 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	1998	—	—	—	—	—
Chairman, CEO	1997			—	—	—
and Acting CFO	1996			—	—	—

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

Names and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Colin Halpern*	3,833,589 shares(1)(2)	76.6%

NPS Technologies Corp.	491,425 shares	9.0%
P.O. Box 441
Elmwood park, NJ 07407

Directors and Officers
(as a group)		76.6%

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

/s/ Colin Halpern Colin Halpern	Chairman and Director (Chief Executive Officer)	August 15, 2007