Form 10QSB
period 1999-05-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 1999

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

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended May 1, 1999

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	May 1,	November 1,
	1999	1998
	(Unaudited)	(Unaudited)
Assets:

Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	97,752	97,752
Accounts Payable-Trade	82,161	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	310,302	452,523

Total Current Liabilities	$738,793	$881,014

Non Current Liabilities:
Notes Payable-Related Parties	805,090	805,090

Total Liabilities	$1,543,883	$1,686,104

Stockholders Equity
Common Stock-$.06 Par Value
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding	$321,232	$321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(2,187,212)	(2,329,433)

Total Stockholders Equity (Deficit)	(1,543,883)	(1,686,104)

Total Liabilities & Stockholders Equity (Deficit)	$0	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended May 1, 1999 and 1998
(UNAUDITED)

	For the Three Months
	Ended
	May 1,	May 1,
	1999	1998
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	0	0

Net Income (Loss) before Extraordinary Item	0	0

Extraordinary Item:
Forgiveness of Debt on Settlement of Liabilities	142,221	0

Net Income (Loss) before Taxes	$142,221	$0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$142,221	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.02	0.00

Net Income (Loss) per Share	$0.02	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months ended May 1, 1999 and 1998
(UNAUDITED)

	For the Six Months
	Ended
	May 1,	May 1,
	1999	1998
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	0	0

Net Income (Loss) before Extraordinary Item	0	0

Extraordinary Item:
Forgiveness of Debt on Settlement of Liabilities	142,221	0

Net Income (Loss) before Taxes	$142,221	$0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$142,221	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.02	0.00

Net Income (Loss) per Share	$0.02	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months ended May 1, 1999 and 1998
(UNAUDITED)

	For the Six Months
	Ended
	May 1,	May 1,
	1999	1998
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$142,221	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0
Accounts Receivable-Sale of Business		0
Other Current Assets	0	0
Other Assets	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0
Accrued Expenses	(142,221)	0
Payroll Taxes Payable	0	0
Total Adjustments	$(142,221)	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0
Cash & Cash Equivalents-End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 1999

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

4. Going Concern- On May 1, 1999 the Company’s current liabilities exceeded current assets by $738,793 and there was a deficit in stockholders equity of $1,543,883. These factors create uncertainty concerning the Company’s ability to continue as a going concern. The remaining business assets were sold and management hopes that the contingent sales proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through May 1, 1999 the Company has not received any payments from the contingent sale portion of the sale agreement. The Company has instituted a lawsuit against the purchaser to recover all sums due under the contingent portion of the sales agreement.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended May 1, 1999 and has not conducted any business operations since 1993.

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