Form 10KSB
period 1999-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1999

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-13039

UNIVERSAL SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	62-1133652
(State or other jurisdiction of	(I.R.S. employer identification No.)
incorporation or organization)

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

Item 4.  Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 1999.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 1999 and has not conducted any business operations since 1993.

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

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1999	1998	1997
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$0

Net Income (Loss) before Extraordinary Items	0	0	0

Extraordinary Item:
Forgiveness of Debt on Settlement of
Liabilities	142,221	0	0

Net Income (Loss) before Taxes	$142,221	$0	$0

Less: Provision for Income Taxes	0	0	0

Net Income (Loss)	$142,221	$0	$0

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.02	$0.00	$0.00
Extraordinary Item	0.00	0.00	0.00

Net Income (Loss) per Share	$0.02	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	1999	1998	1997
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$142,221	$0	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	0	0	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Accrued Expenses	(142,221)	0	0
Payroll Taxes Payable	0	0	(80,000)
Total Adjustments	$(142,221)	$0	$(80,000)
Net Cash Provided (Used) by Operating Activities	$0	$0	$(80,000)

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Purchase of Assets	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Additional Borrowings-Related Parties	0	0	80,000
Net Cash Provided (Used) by Financing Activities	$0	$0	$80,000

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 1999, 1998 and 1997

[1]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Name Change – On May 11, 1990, the Company changed its name from ReproTech, Inc. to Universal Services Group, Inc.

Basis of Presentation – The accompanying consolidated financial statements include those of Universal Services Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Income Taxes – Deferred taxes represent primarily the difference between the accrual basis of accounting for financial statement presentation purposes and the cash method of accounting for income tax purposes which the Company had utilized through October 31, 1987. Pursuant to Internal Revenue Code Section 448, the Company now prepares its tax returns on the accrual basis.

Investment Tax credits are accounted for as a reduction of tax expense when such credits become available for tax purposes.

Revenue Recognition – The Company reports revenue when the service is provided.

Cash equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Reclassified – Certain prior years items have been reclassified to conform with current years presentation. Developments since 1991 have caused the Company to re-value certain of its assets and liabilities as of that date. The information contained herein has been restated to reflect those revaluations.

[2]  PROPERTY AND EQUIPMENT

All of the Company’s property and equipment was disposed of in the sale of its assets in 1993.

No Depreciation and amortization expenses have been charged to income for the years ended November 1, 1999, 1998, and 1997.

[3]  SALE OF BUSINESS – On August 30, 1993, the Company sold all its fixed, prepaid and intangible assets to an unrelated party for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was “escrowed” for tax liens and claims of government agencies against DSI & GIT for payroll tax arrearages. Of the total price, $20,000 was applied to purchase of fixed assets, $10,000 was applied to the purchase of security deposits and the balance of $570,000, less $19,500 in legal fees was applied to the sale of intangible assets owned by the Company.

During the year ended November 1, 1995 the remaining balance of accounts receivable of $112,657 was written off as the Company had been unable to collect these receivables.

The Company has received no revenue from the contingent sales portion of the sales agreement in the years ended November 1, 1999, 1998 and 1997. The Company has instituted a lawsuit against the purchaser, to recover all funds due on the contingent portion of the sales agreement. This action is being paid for by the President and will be repaid from the eventual settlement proceeds.

[4]  LONG-TERM DEBT

Long-term debt consists of the following:

	Years Ended
	Nov. 1	Nov. 1
	1999	1998

Mortgage Payable – bank (including interest
Of $35,892 unsecured with interest @ 9.25% (a)	72,352	72,352

Note payable - employment contract
Settlement secured with judgment
Payable monthly through (b)	25,399	39,899

Totals	97,751	97,751
Less: Current Maturities	97,751	97,751
TOTALS	- 0 -	- 0 -

(a)	The Company has not made any payments of interest or principal on this loan and the loan is currently in default.

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

[5]  RELATED PARTY TRANSACTIONS

At Nov. 1, 1999 and Nov. 1, 1998 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 1999, Nov. 1, 1998 and Nov. 1, 1997 respectively.

The Company settled a lawsuit instituted by the President of the Company for unpaid performance bonuses among other items during this period. An agreement was reached where the Chairman agreed to pay the President a certain sum of money to purchase all his shares in the Company as well as all monies owed the President by the Company. In accordance with this agreement the President waived all rights to any other monies due from the Company, including unpaid performance bonuses. An amount of $142,221 has been carried in Accrued Liabilities for this liability. The write off of this amount has been included as income in this statement as an Extraordinary item.

[6]  INCOME TAXES

No Income tax expense or benefit has been charged to operations for the years ended November 1, 1999, 1998 and 1997, respectively.

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

[7]  COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 1999, Nov.1, 1998, and Nov. 1, 1997, respectively.

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
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1999	306,667	$.18-.198

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

During the year ended November 1, 1997, $80,000 of these past due taxes were paid by one of the officers of the Company, who had been held as a “responsible party “, under the Internal Revenue Code statutes for not remitting withholding taxes.

[14] GOING CONCERN

On November 1, 1999, the Company’s current liabilities exceeded current assets by $738,793 and there was a deficit in stockholder’s equity of $1,543,883. These factors create uncertainty concerning the Company’s ability to continue as a going concern. As discussed in Note 4, the remaining business assets of the Company were sold. Management hopes that the contingent sale proceeds will be sufficient to retire the remaining liabilities and provide working capital for some future business venture.

Through November 1, 1999 no contingent sales proceeds have been received and the Company is not conducting any business.

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

Item 10.  Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 1999 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	1999	—	—	—	—	—
Chairman, CEO	1998			—	—	—
and Acting CFO	1997			—	—	—

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