Form 10KSB
period 2000-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2000

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

20-794-9111
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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 2000.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2000 and has not conducted any business operations since 1993.

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

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
	2000	1999
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	55,000	0
Other Current
Assets	0	0

Total Current Assets	$55,000	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$55,000	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	0	97,752
Accounts Payable-Trade	0	82,161
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	0	310,302

Total Current Liabilities	$248,578	$738,793

Non Current Liabilities:
Notes Payable-Related Parties	777,399	805,090

Total
Liabilities	$1,025,977	$1,543,883

Stockholders Equity
Common Stock-$.06 Par
Value 50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding	$321,232	$321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,614,306)	(2,187,212)

Total Stockholders Equity (Deficit)	$(970,977)	$(1,543,883)

Total Liabilities & Stockholders Equity (Deficit)	$55,000	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2000	1999	1998
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$0

Net Income (Loss) before Extraordinary Items	0	0	0

Extraordinary Item:
Settlement on Sale of Business	120,000	0	0
Forgiveness of Debt on Settlement/Writeoff
of Liabilities	452,906	142,221	0
Total Extraordinary Items	572,906	142,221	0

Net Income (Loss) before Taxes	$572,906	$142,221	$0

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$572,906	$142,221	$0

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.11	0.02	0.00

Net Income (Loss) per Share	$0.11	$0.02	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2000	1999	1998
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$572,906	$142,221	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	(55,000)	0	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	(82,161)	0	0
Current Maturities of Long Term Debt	(97,752)
Accrued Expenses	(310,302)	(142,221)	0
Payroll Taxes Payable	0	0	0
Total Adjustments	$(545,215)	$(142,221)	$0
Net Cash Provided (Used) by Operating Activities	$27,691	$0	$0

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Additional Borrowings-Related Parties	(27,691)	0	0
Net Cash Provided (Used) by Financing Activities	$(27,691)	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2000, 1999 and 1998

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

The Company settled the contingent sales portion of the sales agreement with the purchaser during the year ended November 1, 2000 for $120,000. The agreement required payment of $65,000 at signing, which was received, payment of $30,000 on November 1, 2001 with no interest, and $25,000 payable on November 1, 2002 with interest at 5% per year.

[4] EXTRAORDINARY ITEMS

The Company will not have sufficient capital to start any other business venture. Accordingly, Management has elected to write down/off the remaining liabilities of the Company, except for payroll taxes payable, since the Company has no way to pay them.

A summary of the Extraordinary items is:

Gain on Sale of Business-Contingent portion of Sale	$120,000
Less:Legal fees incurred	37,309
Net Gain on Sale of Assets	$82,691

Forgiveness of Debt on Write off of Liabilities:
Current Maturities of Long Term Debt	$97,752
Accounts Payable-Trade	82,161
Accrued Expenses	310,302
Total Forgiveness of Debt	$490,215

[5] LONG-TERM DEBT

The Company has written off the current portion of long term debt, since it will not have the funds to pay it off and collection activities of the creditors have terminated.

[5] RELATED PARTY TRANSACTIONS

At Nov. 1, 2000 and Nov. 1, 1999 notes payable to related parties consisted of loans plus accrued interest due to the Chairman and President of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 2000, Nov. 1, 1999 and Nov. 1, 1998 respectively.

During the year ended November 1, 1999 the Company settled a lawsuit instituted by the President for unpaid performance bonuses among other items. An agreement was reached whereby the Chairman agreed to pay the President a certain sum of money to purchase all his shares as well as all monies owed the President by the Company. In accordance with this agreement the President waived all rights to any additional unpaid performance bonuses. An amount of $142,221 had been carried in Accrued Liabilities for this liability. The write off of this amount has been included in income on this financial statement as an Extraordinary Item.

During the year ended November 1, 2000, the Chairman was repaid $27,691 from the proceeds of the Sale of Assets, and legal fees advanced by him of $37,309.

[6] INCOME TAXES

No Income tax expense or benefit has been charged to operations for the years ended November 1, 2001, 2000 and 1999, respectively.

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

[7] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 2000, Nov.1, 1999, and Nov. 1, 1998, respectively.

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
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1999	306,667	$.18-.198
Granted
Exercised
Expired
Canceled	306,667
Outstanding at November 1, 2000	-0-	$.18-.198

No outstanding options have been exercised at November 1, 2000. In accordance with the Company’s Incentive Stock Option Plan all options have expired at this date.

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

[15] GOING CONCERN

On November 1, 2000, the Company’s current liabilities exceeded current assets by $193,578 and there was a deficit in stockholder’s equity of $970,977. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

The contingent sale proceeds will be not be sufficient to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its then, financial requirements.

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

Item 10. Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 2000 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	2000	—	—	—	—	—
Chairman, CEO	1999			—	—	—
and Acting CFO	1998			—	—	—

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

14

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