Form 10KSB
period 2001-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2001

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock was once trade on the over-the-counter market (the “Bulletin Board”). Currently, the Company’s common stock is no longer traded on the Bulletin Board. Currently, there is no public trading market for our common stock.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2001 and has not conducted any business operations since 1993.

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

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
	2001	2000
	(Unaudited)	(Unaudited)

Assets:

Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	25,000	55,000
Other Current Assets	0	0

Total Current Assets	$25,000	$55,000

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$25,000	$55,000

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	0	0
Accounts Payable-Trade	0	0
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	0	0

Total Current Liabilities	$248,578	$248,578

Non Current Liabilities:
Notes Payable-Related Parties	747,399	777,399

Total Liabilities	$995,977	$1,025,977

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,614,306)	(1,614,306)

Total Stockholders Equity (Deficit)	$(970,977)	$(970,977)

Total Liabilities & Stockholders Equity (Deficit)	$25,000	$55,000

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations (UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$0

Net Income (Loss) before Extraordinary Items	0	0	0

Extraordinary Item:
Settlement on Sale of Business	0	120,000	0
Forgiveness of Debt on Settlement/Writeoff
of Liabilities	0	452,906	142,221
Total Extraordinary Items	0	572,906	142,221

Net Income (Loss) before Taxes	$0	$572,906	$142,221

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$572,906	$142,221

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.00	0.11	0.02

Net Income (Loss) per Share	$0.00	$0.11	$0.02

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$572,906	$142,221

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	30,000	(55,000)	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	(82,161)	0
Current Maturities of Long Term Debt	0	(97,752)
Accrued Expenses	0	(310,302)	(142,221)
Payroll Taxes Payable	0	0	0
Total Adjustments	$30,000	$(545,215)	$(142,221)
Net Cash Provided (Used) by Operating Activities	$30,000	$27,691	$0

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Payments-Related Parties	(30,000)	(27,691)	0
Net Cash Provided (Used) by Financing Activities	$(30,000)	$(27,691)	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2001, 2000 and 1999

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

[2] PROPERTY AND EQUIPMENT

The Company disposed of all its property and equipment during the sale of its assets in 1993.

[3] SALE OF BUSINESS

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

[4] EXTRAORDINARY ITEMS

The Company will not have sufficient capital to start any other business venture. Accordingly, Management has elected to write down/off the remaining liabilities of the Company, at November 1, 2000, except for payroll taxes payable, since the Company has no way to pay them.

A summary of the Extraordinary items is:

Gain on Sale of Business-Contingent portion of Sale	$120,000
Less:Legal fees incurred	37,309
Net Gain on Sale of Assets	$82,691

Forgiveness of Debt on Write off of Liabilities:
Current Maturities of Long Term Debt	$97,752
Accounts Payable-Trade	82,161
Accrued Expenses	310,302
Total Forgiveness of Debt	$490,215

[5] LONG-TERM DEBT

The Company has written off the current portion of long term debt, since it will not have the funds to pay them off and collection activites of the creditors have terminated.

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

During the year ended November 1, 2000, the Chairman was repaid $27,691 from the proceeds of the Sale of Assets, in addition to the legal fees advanced by him of $37,309. On November 1, 2001 the Chairman was repaid $30,000 from the collection of the second payment of the contingent sale portion of the sale agreement.

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

[7] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 2001, Nov.1, 2000, and Nov. 1, 1999, respectively.

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
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1999	306,667	$.18-.198
Granted
Exercised
Expired	306,667
Canceled
Outstanding at November 1, 2000	-0-	$.18-.198

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

[9] RETIREMENT PLANS

The Company’s non-contributory pension and profit-sharing plans for the benefit of its eligible employees at two of its subsidiaries, as well as its 401K salary reduction plan for all employees were terminated in 1992 and 1993.

[10] EMPLOYMENT AGREEMENTS

The Company has no employment agreements with any employees.

[11] DELINQUENT TAXES

Data Sciences had tax arrearages of approximately $717,000 at November 1, 1993. In accordance with the contract of sale, $525,000 of the sale proceeds was used in conjunction with settlement agreements to eliminate substantially all of this liability.

[12]  COMMITMENTS AND CONTINGENCIES

The Company has been party to various claims and actions arising in the ordinary course of business. In the opinion of management, the amounts, if any, which may be awarded in connection with these claims and actions would not be material to the Company’s consolidated financial position.

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

[15] GOING CONCERN

On November 1, 2001, the Company’s current liabilities exceeded current assets by $223,578 and there was a deficit in stockholder’s equity of $970,977. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

The contingent sale proceeds will be not be sufficient to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its anticipated financial requirements.

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

Item 10. Executive and Director Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 2001 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	2001	—	—	—	—	—
Chairman, CEO	2000			—	—	—
and Acting CFO	1999			—	—	—

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