Form 10QSB
period 2002-02-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 2002

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

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended February 1, 2002

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	February 1,	November 1,
	2002	2001
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	25,000	25,000
Other Current Assets	0	0

Total Current Assets	$25,000	$25,000

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$25,000	$25,000

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	0	0
Accounts Payable-Trade	0	0
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	0	0

Total Current Liabilities	$248,578	$248,578

Non Current Liabilities:
Notes Payable-Related Parties	747,399	747,399

Total Liabilities	$995,977	$995,977

Stockholders Equity
Common Stock-$.06 Par Value 50,000,000 Shares Authorized, 5,353,857 Shares Issued and Outstanding	$321,232	$321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,614,306)	(1,614,306)

Total Stockholders Equity (Deficit)	$(970,977)	$(970,977)

Total Liabilities & Stockholders Equity (Deficit)	$25,000	$25,000

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended February 1, 2002 and 2001
(UNAUDITED)

	For the Three Months
	Ended
	February 1,	February 1,
	2002	2001
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	$0	$0

Net Income (Loss) before Extraordinary Item	$0	$0

Extraordinary Item:
Write downs/off on Closing of Business	0	0

Net Income (Loss) before Taxes	$0	$0

Less:Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months ended February 1, 2002 and 2001
(UNAUDITED)

	For the Three Months
	Ended
	February 1,	February 1,
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0
Gain on sale of Fixed Assets	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0
Other Current Assets	0	0
Other Assets	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0
Accrued Expenses	0	0
Payroll Taxes Payable	0	0
Total Adjustments	$0	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0
Cash & Cash Equivalents-End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
February 1, 2002

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

Common Stock - Effective May 11, 1990 ,the Company declared a one-for-six reverse stock split. All references in the financial statements to weighted average numbers of shares and per share amounts have been restated to reflect the split.

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the registrant’s annual report (form 10K) for the year ended November 1, 2001 and the statement regarding the disposition of Assets (form 8K) dated October 15, 1993.

3. Going Concern- On February 1, 2002 the Company’s current liabilities exceeded current assets by $223,578 and there was a deficit in stockholders equity of $970,977. These factors create uncertainty concerning the Company’s ability to continue as a going concern.

All business assets have been sold. In addition, the contingent sale portion of the sales agreement based on the purchasers’ future profitability has been settled. This agreement will not provide sufficient capital to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet all anticipated financial requirements.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended February 1, 2002 and has not conducted any business operations since 1993.

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