Form 10KSB
period 2002-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2002

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

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended November 1, 2002.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2002 and has not conducted any business operations since 1993.

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

See the Financial Statements data listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
	2002	2001
	(Unaudited)	(Unaudited)
Assets:

Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	25,000
Other Current Assets	0	0

Total Current Assets	$0	$25,000

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$25,000

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	0	0
Accounts Payable-Trade	0	0
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	0	0

Total Current Liabilities	$248,578	$248,578

Non Current Liabilities:
Notes Payable-Related Parties	719,995	747,399

Total Liabilities	$968,573	$995,977

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,611,902)	(1,614,306)

Total Stockholders Equity (Deficit)	$(968,573)	$(970,977)

Total Liabilities & Stockholders Equity (Deficit)	$0	$25,000

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2002	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	(2,404)	0	0
Total Expenses	$(2,404)	$0	$0

Net Income (Loss) before Extraordinary Items	2,404	0	0

Extraordinary Item:
Settlement on Sale of Business	0	0	120,000
Forgiveness of Debt on Settlement/Writeoff
of Liabilities	0	0	452,906
Total Extraordinary Items	0	0	572,906

Net Income (Loss) before Taxes	$2,404	$0	$572,906

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$2,404	$0	$572,906

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.00	0.00	0.11

Net Income (Loss) per Share	$0.00	$0.00	$0.11

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2002	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$2,404	$0	$572,906

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	25,000	30,000	(55,000)
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	(82,161)
Current Maturities of Long Term Debt	0	0	(97,752)
Accrued Expenses	0	0	(310,302)
Payroll Taxes Payable	0	0	0
Total Adjustments	$25,000	$30,000	$(545,215)
Net Cash Provided (Used) by Operating Activities	$27,404	$30,000	$27,691

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Payments-Related Parties	(27,404)	(30,000)	(27,691)
Net Cash Provided (Used) by Financing Activities	$(27,404)	$(30,000)	$(27,691)

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2002, 2001 and 2000

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

[2] PROPERTY AND EQUIPMENT

The Company disposed of all its property and equipment in the sale of its assets in 1993.

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

The Company settled the contingent sales portion of the sales agreement with the purchaser during the year ended November 1, 2000 for $120,000. The agreement required payment of $65,000 at signing, which was received, payment of $30,000 on November 1, 2001 with no interest, and $25,000 payable on November 1, 2002 with interest at 5% per year. All payments have been received at November 1, 2002.

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

[5] LONG-TERM DEBT

The Company has written off the current portion of long term debt, since it will not have the funds to pay them off and collection activities of the creditors have terminated.

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

During the year ended November 1, 2000, the Chairman was repaid $27,691 from the proceeds of the settlement of the contingent sales portion of the Sale of Assets, in addition to the legal fees advanced by him of $37,309. On November 1, 2001 the Chairman was repaid $30,000 from the collection of the second payment of the contingent sale portion of the sale agreement. Upon receipt of the final payment on the contingent sale settlement the Chairman was paid $27,404.

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

	Shares Under
	Option	Price Range
Outstanding at November 1, 1998	306.667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 1999	306.667	$.18-.198
Granted
Exercised
Expired
Canceled
Outstanding at November 1, 2000	306.667	$.18-.198
Granted
Exercised
Expired	306,667
Canceled
Outstanding at November 1, 2001	0

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

[15] GOING CONCERN

On November 1, 2002, the Company’s current liabilities exceeded current assets by $248,578 and there was a deficit in stockholder’s equity of $968,573. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

The contingent sale proceeds have not been sufficient to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its anticipated financial requirements.

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

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the twelve months ended November 1, 2002 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and principal position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)(2)	Securities Underlying Options(#)	All other compensation($)(3)
Colin Halpern,	2002	—	—	—	—	—
Chairman, CEO	2001			—	—	—
and Acting CFO	2000			—	—	—

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