Form 10QSB
period 2003-08-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of August 15, 2007, 5,354,376 shares of common stock par value, $.06 per share were outstanding.

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended August 1, 2003

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements contained in this Form 10-QSB are "forward looking" statements about our expected future business and financial performance. These statements, which appear throughout this Form 10-QSB, include statements as to our intent, belief or current expectations or projections with respect to our future operations, performance or financial position, involve known and unknown risks, including, among others, risks resulting from economic and market conditions, forecasting accuracy in our business plan and projected costs. We are subject to these and many other uncertainties and assumptions contained elsewhere in this Form 10-QSB.

We base our forward-looking statements on information currently available to us, and we assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date hereof due to certain risks and uncertainties. Accordingly, you are cautioned not to place too much relevance on such forward-looking statements, which speak only as of the date made.

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

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended August 1, 2003 and 2002
(UNAUDITED)

	For the Three Months Ended
	August 1, 2003	August 1, 2002
	(Unaudited)	(Unaudited)
Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	0	0

Net Income (Loss) before Extraordinary Item	0	0

Extraordinary Item:
Forgiveness of Debt on Settlement of Liabilities	0	0

Net Income (Loss) before Taxes	$0	$0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months ended August 1, 2003 and 2002
(UNAUDITED)

	For the Nine Months Ended
	August 1,	August 1,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	0	0

Net Income (Loss) before Extraordinary Item	0	0

Extraordinary Item:
Forgiveness of Debt on Settlement of Liabilities	0	0

Net Income (Loss) before Taxes	$0	$0

Less: Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months ended August 1, 2003 and 2002
(UNAUDITED)

	For the Nine Months Ended
	August 1,	August 1,
	2003	2002
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0
Accounts Receivable-Sale of Business	0	0
Other Current Assets	0	0
Other Assets	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0
Accrued Expenses	0	0
Payroll Taxes Payable	0	0
Total Adjustments	$0	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0
Cash & Cash Equivalents-End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2003

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

4. Going Concern - On August 1, 2003 the Company’s current liabilities exceeded current assets by $248,578 and there was a deficit in stockholders equity of $968,573. These factors create uncertainty concerning the Company’s ability to continue as a going concern.

All business assets have been sold.. There is not sufficient capital to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet all anticipated financial requirements.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the three month period ended August 1, 2003 and has not conducted any business operations since 1993.

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

Item 3. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended. The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the quarterly period ended covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. There have been no significant changes during such period in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, the Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Securities Holders.

No matters were submitted to a vote of the holders of the Company's common stock during the quarterly period covered by this report.

Item 5.  Other Information.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

31.1   Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1   Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL SERVICES GROUP, INC.

By:	/s/ Colin Halpern
Colin Halpern, Chairman and Chief Executive Officer

Date: August 15, 2007