Form 10KSB
period 2003-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.

Commission File Number: 0-13039

UNIVERSAL SERVICES GROUP, INC.
(Exact name of company as specified in its charter)

Delaware	62-1133652
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 1355, Englewood Cliffs, New Jersey 07632
(Address of principal executive offices)
201-794-9111

(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.06 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☒ Yes ☐ No

The issuer's revenues for its fiscal year ended November 1, 2003 were $0.00.

The common stock has no established public trading market and therefore, the aggregate market value of the voting common equity held by non-affiliates is zero.

The number of shares outstanding of the issuer's class of common stock outstanding as of August 15, 2007 is 5,354,376 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Universal Services Group, Inc. (the "Company"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. Many of these statements can be found by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required under the federal securities laws.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of risk factors, including, but not limited to general economic and business conditions, the inability to raise sufficient funding, lack of marketability, operating costs, advertising and promotional efforts, the existence or absence of adverse publicity, changes in business strategy or development plans, the ability to retain management, availability, terms and deployment of capital; business abilities and judgment of personnel, availability of qualified personnel, changes in, or failure to comply with various government regulations. Actual results may also differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities.

PART I

Item 1. Description of Business.

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

Item 2. Properties.

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of Colin Halpern, our sole executive officer and director, at no cost to us. Mr. Halpern has agreed to continue this arrangement until we complete an acquisition or merger.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders .

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Recent Sales of Unregistered Securities

During the year ended November 1, 2003, the Company did not issue any unregistered securities.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

On August 31, 1993, the Company sold all its fixed, prepaid and intangible assets (including assets owned by the Subsidiaries) to Lehigh-GIT, Inc. (“G.I.T.”), an affiliate of Nesco Services Company (the “Transaction”) for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchasers future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was escrowed for tax liens and claims of government agencies against the Subsidiaries for payroll tax arrearages. Subsequently, after the closing of the Transaction, the Company wound down its operations and ceased any and all business activities with the expectation to apply the contingent sales proceeds, if any, to satisfy a portion of the remaining liabilities of the Company.

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2003 and has not conducted any business operations since 1993.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

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

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2003	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	(2,404)	0
Total Expenses	$0	$(2,404)	$0

Net Income (Loss) before Extraordinary Items	0	2,404	0

Extraordinary Item:
Settlement on Sale of Business	0	0	0
Forgiveness of Debt on Settlement/Writeoff
of Liabilities	0	0	0
Total Extraordinary Items	0	0	0

Net Income (Loss) before Taxes	$0	$2,404	$0

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$2,404	$0

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.00	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2003	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$2,404	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	0	25,000	30,000
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Current Maturities of Long Term Debt	0	0	0
Accrued Expenses	0	0	0
Payroll Taxes Payable	0	0	0
Total Adjustments	$0	$25,000	$30,000
Net Cash Provided (Used) by Operating Activities	$0	$27,404	$30,000

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Payments-Related Parties	0	(27,404)	(30,000)
Net Cash Provided (Used) by Financing Activities	$0	$(27,404)	$(30,000)

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2003, 2002 and 2001

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

[2] PROPERTY AND EQUIPMENT

The Company disposed of all its property and equipment with the sale of its assets in 1993.

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

[4] LONG-TERM DEBT

The Company has written off the current portion of long term debt, since it will not have the funds to pay them off and collection activities of the creditors have terminated.

[5] RELATED PARTY TRANSACTIONS

At Nov. 1, 2003 and Nov. 1, 2002 notes payable to related parties consisted of loans plus accrued interest due to the Chairman of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary lender, carries interest at prime, and was payable on November 1, 1993.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 2003, Nov. 1, 2002 and Nov. 1, 2001, respectively.

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

[6] INCOME TAXES

No Income tax expense or benefit has been charged to operations for the years ended November 1, 2003, 2002 and 2001, respectively.

For tax purposes, the Company has net operating loss carry forwards of approximately, $6,000,000 which are available to offset future taxable income through 2003.

For book purposes, the Company has net operating loss carry forwards of approximately $6,000,000 which are available to offset future taxable income through 2004.

[7] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 2003, Nov.1, 2002, and Nov. 1, 2001, respectively.

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

[15] GOING CONCERN

On November 1, 2003, the Company’s current liabilities exceeded current assets by $248,578 and there was a deficit in stockholder’s equity of $968,573. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

There is not sufficient capital to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its then financial requirements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Our accountant is Wayne Hickey, an independent certified public accountant. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and acting chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Internal Controls Over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The Company is not aware of any proceedings to which the Company's officer or director, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Board Meetings. Given that the Company no longer engages in any business activities, the Company held no board meetings during the twelve month period covered by this annual report.

Audit Committee Financial Expert. Given that the Company no longer engages in any business activities, the Board of Directors has not established an audit committee and does not have an audit committee financial expert.

Code of Ethics. Given that the Company no longer engages in any business activities, the Company has not adopted a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based our knowledge, that during the fiscal year ended November 1, 2003, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

Colin Halpern has been our Chief Executive Officer and a Director since 1987 and our acting Chief Financial Officer since 1993. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended November 1, 2003. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended November 1, 2003 and 2002 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended November 1, 2003, regardless of compensation level; (ii) all individuals who served as officers at November 1, 2003 and whose total compensation during the fiscal year ended November 1, 2003 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended November 1, 2003 and whose total compensation during the fiscal year ended November 1, 2003 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

 SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Colin Halpern	2003	0	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0	0

Outstanding Equity Awards

As of November 1, 2003, our sole director and executive officer did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our sole director did not earn any compensation during the fiscal year ended November 1, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

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

Names and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Colin Halpern*	3,833,589 shares(1)	76.6%

NPS Technologies Corp.	491,425 shares	9.0%
P.O. Box 441
Elmwood park, NJ 07407

Directors and Officers
(as a group)		76.6%

*  Same address as the Company

(1) Colin Halpern is an officer and director of NPS Technologies Corp. Mr. Halpern is not deemed to be the beneficial owner of the shares owned by NPS, as he disclaims beneficial ownership of such shares.

The Company has no equity compensation plans.

Item 12. Certain Relationships and Related Transactions; Director Independence .

Certain Relationships and Related Transactions

Pursuant to a promissory note entered into by and between the Company and Colin Halpern, the Company is indebted to Mr. Halpern in an amount equal to $370,441. The Company defaulted on such note and such default has continued since November 1, 1993.

Director Independence

None of our directors is "independent" as that term is defined under the rules of the Securities and Exchange Commission.

Item 13. Exhibits

(a) Exhibits
3	(A)(1)	Amended and Restated Certificate of Incorporation of Company dated February 27, 1984, as amended April 9, 1990.

	(B)(1)	Bylaws of Registrant.

10	(A)(2)	Agreement for Purchase and Sale of Assets by and among the Company, the Subsidiaries and Lehigh G.I.T.

31.1		Certification of Chief Executive Officer and Acting Chief Financial Offer

32.1		Section 906 certification

(b) Form 8-K

None.

(1) Previously filed.

(2) Previously filed in connection with Form 8-K filed as of October 15, 1993.

Item 14. Principal Accountant Fees and Services

None.

As of November 1, 2003, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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