Form 10KSB
period 2004-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2004
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.

Commission File Number: 0-13039

UNIVERSAL SERVICES GROUP, INC.
(Exact name of company as specified in its charter)

Delaware	62-1133652
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation)

P.O. Box 1355, Englewood Cliffs, New Jersey 07632
(Address of principal executive offices)

201-634-8700
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

The issuer's revenues for its fiscal year ended November 1, 2004 were $0.00.

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

Recent Sales of Unregistered Securities

During the year ended November 1, 2004, the Company did not issue any unregistered securities.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2004 and has not conducted any business operations since 1993.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
	2004	2003
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	0	0
Accounts Payable-Trade	0	0
Accrued Payroll	0	0
Payroll Taxes Payable	248,578	248,578
Accrued Expenses	0	0

Total Current Liabilities	$248,578	$248,578

Non Current Liabilities:
Notes Payable-Related Parties	719,995	719,995

Total Liabilities	$968,573	$968,573

Stockholders Equity
Common Stock-$.06 Par Value
50,000,000 Shares Authorized, 5,353,857 Shares		$
Issued and Outstanding	$321,232	321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,611,902)	(1,611,902)

Total Stockholders Equity (Deficit)	$(968,573)	$(968,573)

Total Liabilities & Stockholders Equity (Deficit)	$0	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	(2,404)
Total Expenses	$0	$0	$(2,404)

Net Income (Loss) before Extraordinary Items	0	0	2,404

Extraordinary Item:
Settlement on Sale of Business	0	0	0
Forgiveness of Debt on Settlement/Writeoff of Liabilities	0	0	0
Total Extraordinary Items	0	0	0

Net Income (Loss) before Taxes	$0	$0	$2,404

Less:Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$2,404

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.00	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$0	$2,404

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	0	0	25,000
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Current Maturities of Long Term Debt	0	0	0
Accrued Expenses	0	0	0
Payroll Taxes Payable	0	0	0
Total Adjustments	$0	$0	$25,000
Net Cash Provided (Used) by Operating Activities	$0	$0	$27,404

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Payments-Related Parties	0	0	(27,404)
Net Cash Provided (Used) by Financing Activities	$0	$0	$(27,404)

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2004, 2003 and 2002

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

[3] LONG-TERM DEBT

The Company has written off the current portion of long term debt, since it will not have the funds to pay them off and collection activities of the creditors have terminated.
.
[4] RELATED PARTY TRANSACTIONS

At Nov. 1, 2004 and Nov. 1, 2003 notes payable to related parties consisted of loans plus accrued interest due to the Chairman of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993. The loan is in arrears.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 2004, Nov. 1, 2003 and Nov. 1, 2002, respectively.

[6] INCOME TAXES

No Income tax expense or benefit has been charged to operations for the years ended November 1, 2004, 2003 and 2002, respectively.

For tax purposes, the Company has net operating loss carry forwards of approximately, $6,000,000 which are available to offset future taxable income through 2003.

For book purposes, the Company has net operating loss carry forwards of approximately $6,000,000 which are available to offset future taxable income through 2004.

[7] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 2004, Nov.1, 2003, and Nov. 1, 2002, respectively.

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

[14] GOING CONCERN

On November 1, 2004, the Company’s current liabilities exceeded current assets by $248,578 and there was a deficit in stockholder’s equity of $968,573. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

The contingent sale proceeds were not sufficient to retire the remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its then financial requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based our knowledge, that during the fiscal year ended November 1, 2004, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

Colin Halpern has been our Chief Executive Officer and a Director since 1987 and our acting Chief Financial Officer since 1993. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended November 1, 2004. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended November 1, 2004 and 2003 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended November 1, 2004, regardless of compensation level; (ii) all individuals who served as officers at November 1, 2004 and whose total compensation during the fiscal year ended November 1, 2004 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended November 1, 2004 and whose total compensation during the fiscal year ended November 1, 2004 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Colin Halpern	2004	0	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0	0

Outstanding Equity Awards

As of November 1, 2004, our sole director and executive officer did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our sole director did not earn any compensation during the fiscal year ended November 1, 2004.

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

Names and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Colin Halpern*	3,833,589 shares	(1)	76.6%

NPS Technologies Corp.	491,425 shares		9.0%
P.O. Box 441
Elmwood park, NJ 07407

Directors and Officers (as a group)			76.6%

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

Director Independence

None of our directors is "independent" as that term is defined under the rules of the Securities and Exchange Commission.

Item 13. Exhibits

(a)	Exhibits
3	(A) (1)	Amended and Restated Certificate of Incorporation of Company dated February 27, 1984, as amended April 9, 1990.

	(B) (1)	Bylaws of Registrant.

10	(A) (2)	Agreement for Purchase and Sale of Assets by and among the Company, the Subsidiaries and Lehigh G.I.T.

31.1		Certification of Chief Executive Officer and Acting Chief Financial Offer

32.1		Section 906 certification

	(b)	Form 8-K

None.

(1) Previously filed.

(2) Previously filed in connection with Form 8-K filed as of October 15, 1993.

Item 14. Principal Accountant Fees and Services

None.

As of November 1, 2004, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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