Form 10KSB
period 2005-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2005

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

The issuer's revenues for its fiscal year ended November 1, 2005 were $0.00.

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

Recent Sales of Unregistered Securities

During the year ended November 1, 2005, the Company did not issue any unregistered securities.

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

On August 30, 1993, the Company sold all its fixed, prepaid and intangible assets (including assets owned by the Subsidiaries) to Lehigh-GIT, Inc. (“G.I.T.”), an affiliate of Nesco Services Company (the “Transaction”) for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchasers future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was escrowed for tax liens and claims of government agencies against the Subsidiaries for payroll tax arrearages. Subsequently, after the closing of the Transaction, the Company wound down its operations and ceased any and all business activities with the expectation to apply the contingent sales proceeds, if any, to satisfy a portion of the remaining liabilities of the Company.

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2005 and has not conducted any business operations since 1993.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	November 1,	November 1,
	2005	2004
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$0	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$0	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$0	$0

Liabilities:

Current Liabilities
Notes Payable-Bank	$0	$0
Current Maturities of Long Term Debt	0	0
Accounts Payable-Trade	0	0
Accrued Payroll	0	0
Payroll Taxes Payable	0	248,578
Accrued Expenses	0	0

Total Current Liabilities	$0	$248,578

Non Current Liabilities:
Notes Payable-Related Parties	719,995	719,995

Total Liabilities	$719,995	$968,573

Stockholders Equity
Common Stock-$.06 Par Value
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding	$321,232	$321,232
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,363,324)	(1,611,902)

Total Stockholders Equity (Deficit)	$(719,995)	$(968,573)

Total Liabilities & Stockholders Equity (Deficit)	$0	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2005	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$0

Net Income (Loss) before Extraordinary Items	0	0	0

Extraordinary Item:
Settlement on Sale of Business	0	0	0
Forgiveness of Debt on Settlement/Write-off
of Liabilities	248,578	0	0
Total Extraordinary Items	248,578	0	0

Net Income (Loss) before Taxes	$248,578	$0	$0

Less: Provision for Income Taxes	0	0	0

Net Income (Loss)	$248,578	$0	$0

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.05	0.00	0.00

Net Income (Loss) per Share	$0.05	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2005	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$248,578	$0	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	0	0	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Current Maturities of Long Term Debt	0	0	0
Accrued Expenses	0	0	0
Payroll Taxes Payable	(248,578)	0	0
Total Adjustments	$(248,578)	$0	$0
Net Cash Provided (Used) by Operating Activities	$0	$0	$0

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Payments-Related Parties	0	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

See Notes to Consolidated Financial Statements

UNIVERSAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2005, 2004 and 2003

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

[4]  RELATED PARTY TRANSACTIONS

At Nov. 1, 2005 and Nov. 1, 2004 notes payable to related parties consisted of loans plus accrued interest due to the Chairman of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 2005, Nov. 1, 2004 and Nov. 1, 2003, respectively.

[5]  INCOME TAXES

No Income tax expense or benefit has been charged to operations for the years ended November 1, 2005, 2004 and 2003, respectively.

For tax purposes, the Company has net operating loss carry forwards of approximately, $6,000,000 which are available to offset future taxable income through 2003.

For book purposes, the Company has net operating loss carry forwards of approximately $6,000,000 which are available to offset future taxable income through 2004.

[6]  COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 2004, Nov.1, 2003, and Nov. 1, 2002, respectively.

Effective May 11, 1990, the Company declared a one-for-six reverse stock split. All reference in the financial statements to weighted average numbers of shares, per share amounts and options data have been restated to reflect the split.

[7]  OPTIONS

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

No outstanding options have been exercised. In accordance with the Company’s Incentive Stock Option Plan all options have expired at this date.

The Company also had granted non-qualified options to purchase an aggregate 116,667 shares of Common Stock at $.18 per share to a Director and to a former Officer of the Company. The option was not exercised and expired in September 1, 1994.

[8]  RETIREMENT PLANS

The Company’s non-contributory pension and profit-sharing plans for the benefit of its eligible employees at two of its subsidiaries, as well as its 401K salary reduction plan for all employees were terminated in 1992 and 1993.

[9]  EMPLOYMENT AGREEMENTS

The Company has no employment agreements with any employees.

[10]  DELINQUENT TAXES

Data Sciences had tax arrearages of approximately $717,000 at November 1, 1993. In accordance with the contract of sale, $525,000 of the sale proceeds was used in conjunction with settlement agreements to eliminate substantially all of this liability.

At November 1, 2005, the remaining Payroll Tax Liabilities have been eliminated from the Company’s financial statements since the Statute of Limitations for collection and payment of these taxes has expired. The resultant Forgiveness of Debt has been included in income on this statement as an Extraordinary Item at this date.

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

At November 1, 2005, the remaining Payroll Tax Liabilities have been eliminated from the Company’s financial statements since the Statute of Limitations for collection and payment of these taxes has expired. The resultant Forgiveness of Debt has been included in income on this statement as an Extraordinary Item at this date.

[15]  GOING CONCERN

On November 1, 2005, the Company had no current assets or current liabilities and there was a deficit in stockholder’s equity of $719,995. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

The Company does not have the financial ability to pay its remaining liabilities and provide working capital for some future business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its then financial requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based our knowledge, that during the fiscal year ended November 1, 2005, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation.

Colin Halpern has been our Chief Executive Officer and a Director since 1987 and our acting Chief Financial Officer since 1993. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended November 1, 2005. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended November 1, 2005 and 2004 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended November 1, 2005, regardless of compensation level; (ii) all individuals who served as officers at November 1, 2005 and whose total compensation during the fiscal year ended November 1, 2005 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended November 1, 2005 and whose total compensation during the fiscal year ended November 1, 2005 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Colin Halpern	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

Outstanding Equity Awards

As of November 1, 2005, our sole director and executive officer did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our sole director did not earn any compensation during the fiscal year ended November 1, 2005.

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

Item 12.  Certain Relationships and Related Transactions; Director Independence .

Certain Relationships and Related Transactions

Pursuant to a promissory note entered into by and between the Company and Colin Halpern, the Company is indebted to Mr. Halpern in an amount equal to $370,441. The Company defaulted on such note and such default has continued since November 1, 2005.

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

Item 14. Principal Accountant Fees and Services

None.

As of November 1, 2005 the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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