Form 10KSB
period 2006-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2006
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

The issuer's revenues for its fiscal year ended November 1, 2006 were $0.00.

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

Item 3. Legal Proceedings.

Pursuant to a written notice dated October 25, 2006, the SEC notified the Company of its non-compliance with its reporting requirements under the Act. In its notice, the SEC informed the Company that if the Company does not file all required reports, the SEC may revoke the Company's registration under the Act. The Company intends to become compliant with all SEC reporting requirements by filing all past due periodic reports.

Except for the aforementioned SEC matter, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

Recent Sales of Unregistered Securities

During the year ended November 1, 2006, the Company did not issue any unregistered securities.

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

Results of Operations

The Company generated no revenue and incurred no selling, general and administrative expenses for the twelve month period ended November 1, 2006 and has not conducted any business operations since 1993.

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

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2006	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Direct Costs	0	0	0

Gross Operating Profit	$0	$0	$0

Expenses:
Selling, General and Administrative Expenses	0	0	0
Bad Debt Expense	0	0	0
Other Expenses	0	0	0
Interest Expense, Net	0	0	0
Total Expenses	$0	$0	$0

Net Income (Loss) before Extraordinary Items	0	0	0

Extraordinary Item:
Settlement on Sale of Business	0	0	0
Forgiveness of Debt on Settlement/Write-off of Liabilities	0	248,578	0
Total Extraordinary Items	0	248,578	0

Net Income (Loss) before Taxes	$0	$248,578	$0

Less: Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$248,578	$0

Weighted Number of Shares Outstanding	5,353,857	5,353,857	5,353,857

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	$0.00	$0.00	$0.00
Extraordinary Item	0.00	0.05	0.00

Net Income (Loss) per Share	$0.00	$0.05	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Years Ended
	November 1,	November 1,	November 1,
	2006	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$0	$248,578	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0	0
Gain on sale of Fixed Assets	0	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0	0
Accounts Receivable-Sale of Assets	0	0	0
Other Current Assets	0	0	0
Other Assets	0	0	0
Increase (Decrease) in Liabilities
Accounts Payable	0	0	0
Current Maturities of Long Term Debt	0	0	0
Accrued Expenses	0	0	0
Payroll Taxes Payable	0	(248,578)	0
Total Adjustments	$0	$(248,578)	$0
Net Cash Provided (Used) by Operating Activities	$0	$0	$0

Investing Activities
Sale of Assets	$0	$0	$0
Return of Security Deposits	0	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0	$0
Payments to Banks	0	0	0
Payments on Long Term Obligations	0	0	0
Payments-Related Parties	0	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0	0
Cash & Cash Equivalents-End of Year	$0	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0	$0
Taxes	0	0	0

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

[4] RELATED PARTY TRANSACTIONS

At Nov. 1, 2006 and Nov. 1, 2005 notes payable to related parties consisted of loans plus accrued interest due to the Chairman of the Company. The indebtedness is secured by Company assets subordinated to the lien of the Company’s primary leader, carries interest at prime, and was payable on November 1, 1993.

No interest expense on officer’s loans has been reflected in the accompanying financial statements for the years ended Nov. 1, 2006, Nov. 1, 2005 and Nov. 1, 2004, respectively.

[5] INCOME TAXES

No Income tax expense or benefit has been charged to operations for the years ended November 1, 2006, 2005 and 2004, respectively.

For tax purposes, the Company has net operating loss carry forwards of approximately, $6,000,000 which are available to offset future taxable income through 2003.

For book purposes, the Company has net operating loss carry forwards of approximately $6,000,000 which are available to offset future taxable income through 2004.

[6] COMMON STOCK

Earnings (loss) per share is based on 5,353,857, 5,353,857 and 5,353,857 shares for the years ended Nov.1, 2005, Nov.1, 2004, and Nov. 1, 2003, respectively.

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

The Company also had granted non-qualified options to purchase an aggregate 116,667 shares of Common Stock at $.18 per share to a Director and to a former Officer of the Company. The options were not exercised and expired in September 1, 1994.

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

[11]  COMMITMENTS AND CONTINGENCIES

The Company has been party to various claims and actions arising in the ordinary course of business. In the opinion of management, the amounts, if any, which may be awarded in connection with these claims and actions would not be material to the Company’s consolidated financial position.

[12] GOING CONCERN

On November 1, 2006, the Company had no current assets, no current liabilities. no working capital and there is a deficit in stockholder’s equity of $719,995. These factors create an inability to continue as a going concern. As discussed in Notes 3 and 4, the remaining business assets of the Company were sold.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based our knowledge, that during the fiscal year ended November 1, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

Colin Halpern has been our Chief Executive Officer and a Director since 1987 and our acting Chief Financial Officer since 1993. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended November 1, 2006. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended November 1, 2006 and 2005 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended November 1, 2006, regardless of compensation level; (ii) all individuals who served as officers at November 1, 2006 and whose total compensation during the fiscal year ended November 1, 2006 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended November 1, 2006 and whose total compensation during the fiscal year ended November 1, 2006 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Colin Halpern	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Outstanding Equity Awards

As of November 1, 2006, our sole director and executive officer did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our sole director did not earn any compensation during the fiscal year ended November 1, 2006.

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

Item 14. Principal Accountant Fees and Services

None.

As of November 1, 2006, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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