Form 10QSB
period 2007-08-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2007-08-15
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2007

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
For the Period Ended August 1, 2007

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

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	August 1,	November 1,
	2007	2006
	(Unaudited)	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$10,000	$0
Accounts Receivable, Net	0	0
Accounts Receivable-Sale of Assets	0	0
Other Current Assets	0	0

Total Current Assets	$10,000	$0

Property & Equipment, Net	0	0

Other Assets	0	0

Total Assets	$10,000	$0

Liabilities:

Current Liabilities
Loan Payable	$18,085	$0
Current Maturities of Long Term Debt	0	0
Accounts Payable-Trade	27,345	0
Accrued Payroll	0	0
Payroll Taxes Payable	0	0
Accrued Expenses	0	0

Total Current Liabilities	$45,430	$0

Non Current Liabilities:
Notes Payable-Related Parties	719,995	719,995

Total Liabilities	$765,425	$719,995

Stockholders Equity
Common Stock-$.06 Par Value	$321,232	$321,232
50,000,000 Shares Authorized, 5,353,857 Shares
Issued and Outstanding
Additional Paid in Capital	322,097	322,097
Retained Earnings (Deficit)	(1,398,754)	(1,363,324)

Total Stockholders Equity (Deficit)	$(755,425)	$(719,995)

Total Liabilities & Stockholders Equity (Deficit)	$10,000	$0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended August 1, 2007 and 2006
(UNAUDITED)

	For the Three Months
	Ended
	August 1,	August 1,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	35,430	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	35,430	0

Net Income (Loss) before Extraordinary Item	(35,430)	0

Extraordinary Item:
Forgiveness of Debt on Settlement of Liabilities	0	0

Net Income (Loss) before Taxes	$(35,430)	$0

Less:Provision for Income Taxes	0	0

Net Income (Loss)	$(35,430)	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months ended August 1, 2007 and 2006
(UNAUDITED)

	For the Nine Months
	Ended
	August 1,	August 1,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Direct Costs	0	0

Gross Operating Profit	$0	$0

Expenses:
Selling, General and Administrative Expenses	35,430	0
Penalties & Interest	0	0
Interest Expense, Net	0	0
Total Expenses	35,430	0

Net Income (Loss) before Extraordinary Item	(35,430)	0

Extraordinary Item:
Forgiveness of Debt on Settlement of Liabilities	0	0

Net Income (Loss) before Taxes	$(35,430)	$0

Less:Provision for Income Taxes	0	0

Net Income (Loss)	$(35,430)	$0

Net Income (Loss) per Share
Income (Loss) before Extraordinary Item	0.00	0.00
Extraordinary Item	0.00	0.00

Net Income (Loss) per Share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months ended August 1, 2007 and 2006
(UNAUDITED)

	For the Nine Months
	Ended
	August 1,	August 1,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Income (Loss) from Operations	$(35,430)	$0

Adjustments to Reconcile Net Income to
Net income (Loss) to Net Cash Provided
(Used) by Continuing Operations:
Depreciation and Amortization	0	0

(Increase) Decrease in Assets
Accounts Receivable	0	0
Other Current Assets	0	0
Other Assets	0	0
Increase (Decrease) in Liabilities
Loan Payable	35,430	0
Accounts Payable	0	0
Accrued Expenses	0	0
Payroll Taxes Payable	0	0
Total Adjustments	$35,430	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Investing Activities
Sale of Assets	$0	$0
Return of Security Deposits	0	0
Purchase of Assets	0	0
Net Cash Provided (Used) by Investing Activities	$0	$0

Financing Activities
Additional Borrowings-Banks	$0	$0
Payments to Banks	0	0
Payments on Long Term Obligations	0	0
Additional Borrowings-Related Parties	0	0
Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash & Equivalents	$0	$0

Cash & Cash Equivalents-Beginning of Year	0	0
Cash & Cash Equivalents-End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Consolidated Financial Statements

Universal Services Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2007

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

3. Going Concern - On August 1, 2007 the Company had no assets, no current liabilities, no working capital and a deficit in stockholders equity of $719,995. These factors contribute to an inability to continue as a going concern.

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

Results of Operations

The Company generated no revenue and except for those expenses related to the Company’s SEC compliance efforts, incurred no selling, general and administrative expenses for the three month period ended August 1, 2007 and has not conducted any business operations since 1993.

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