Form 10KSB
period 2007-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2008-02-13
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2007
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

The issuer's revenues for its fiscal year ended November 1, 2007 were $0.00.

The common stock has no established public trading market and therefore, the aggregate market value of the voting common equity held by non-affiliates is zero.

The number of shares outstanding of the issuer's class of common stock outstanding as of January 31, 2008 is 5,354,375 shares.

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

On August 30, 1993, the Company entered into a sales agreement in which it sold substantially all or all of its fixed, prepaid and intangible assets (including assets owned by the Subsidiaries) to Lehigh-GIT, Inc., an affiliate of Nesco Services Company (the “Transaction”) for $600,000 and an amount of up to $1,000,000 more, contingent upon the purchaser’s future profits. Of the $600,000 purchase price, $75,000 was paid to the Company and $525,000 was escrowed for tax liens and claims of government agencies against the Subsidiaries for payroll tax arrearages. Subsequently, after the closing of the Transaction, the Company wound down its operations and ceased any and all business activities with the expectation to apply the contingent sales proceeds, if any, to satisfy a portion of the remaining liabilities of the Company. In addition, the Subsidiaries are no longer active and have been administratively dissolved by their respective states of incorporation.

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

Item 2. Properties.

We have no properties and at this time have no agreements to acquire or lease any properties.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock was once traded on the over-the-counter market (the “Bulletin Board”). Currently, the Company’s common stock is no longer traded on the Bulletin Board and there is no public trading market for our common stock.

Dividends

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock for the foreseeable future.

Number of Stockholders

As of date of the filing of this annual report, there were 7,570 record holders of the Company's common stock.

Recent Sales of Unregistered Securities

During the year ended November 1, 2007, the Company did not issue any unregistered securities.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Introduction

Universal Services Group, Inc. (formerly known as Reprotech, Inc.) was incorporated on February 27, 1984 under the laws of the State of Delaware (the “Company”). The Company, through its wholly-owned subsidiaries, General Industrial Technologies, Inc. and Data Sciences Incorporated (collectively, the “Subsidiaries”), was engaged in the business of providing temporary and permanent technical personnel such as engineers, designers, data processing, computer-aided design drafting specialists and architects. On August 30, 1993, the Company sold all of its assets and wound down its operations and ceased any and all business activities.

Results of Operations

The Company generated no revenue and incurred $112,149 and $1,500 in selling, general and administrative expenses for years ended November 1, 2007 and 2006 in connection with legal and accounting fees. The Company has not conducted any business operations since 1993.

On November 1, 2007, the Company has no assets, current liabilities of $113,639, negative working capital and a stockholder’s deficit of $833,644. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its then necessary financial requirements. As of the date of the filing of this annual report, the Company is seeking a new business venture.

Liquidity and Capital Resources

As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but may continue to have expenses while it seeks a new business venture. The Company has an administrative headcount of one.

The Company may rely on advances from entities that are under common control by Mr. Halpern to finance the financial requirements of the Company. The Company has not had any revenues since 1993.

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Universal Services Group, Inc.

Index

Part 1	Financial Information

Item 1	Financial Statement	Page Number

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheet as of November 1, 2007	F-2

	Statements of Operations for the years ended November 1, 2007 and 2006	F-3

	Statements of Stockholders' Deficit for the years ended November 1, 2007 and 2006	F-4

	Statements of Cash Flows for the years ended November 1, 2007 and 2006	F-5

	Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Universal Services Group, Inc.

We have audited the accompanying balance sheet of Universal Services Group, Inc. (the “Company”) as of November 1, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended November 1, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services Group, Inc. as of November 1, 2007, and the results of its operations and its cash flows for the years ended November 1, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of assets, working capital deficiency and stockholders’ deficit raise substantial doubt about its ability to operate as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
February 11, 2008

Universal Services Group, Inc.
Balance Sheet
November 1, 2007

Assets:

Total Assets	$0

Liabilities:

Current Liabilities
Note Payable-Related Party	$63,236
Accounts Payable-Trade	48,093
Accrued Expenses	2,320

Total Current Liabilities	113,649

Non Current Liabilities:
Notes Payable-Related Party	719,995

Total Liabilities	833,644

Commitments & Contingencies

Stockholders' Deficit
Common Stock-$.06 Par Value	321,232
50,000,000 Shares Authorized, 5,354,375 Shares
Issued and Outstanding
Additional Paid in Capital	322,097
Accumulated Deficit	(1,476,973)

Total Stockholders' Deficit	(833,644)

Total Liabilities and Stockholders' Deficit	$0

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Operations
For the Years Ended November 1, 2007 and 2006

	2007	2006

Revenues	$0	$0

Expenses:
General and Administrative Expenses	112,149	1,500

Total Expenses	112,149	1,500

Net Loss before Taxes	(112,149)	(1,500)

Less:Provision for Income Taxes	0	0

Net Loss	$(112,149)	$(1,500)

Net Loss per Share - Basic and Diluted	$(0.02)	$0.00

Weighted Average Number of Shares Outstanding:
Basic and Diluted	5,354,375	5,354,375

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Stockholders' Deficit
For the Years Ended November 1, 2007 and 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance-November 1, 2005	5,354,375	$321,232	$322,097	$(1,363,324)	$(719,995)

Net Loss				(1,500)	(1,500)

Balance-November 1, 2006	5,354,375	321,232	322,097	(1,364,824)	(721,495)

Net Loss				(112,149)	(112,149)

Balance-November 1, 2007	5,354,375	$321,232	$322,097	$(1,476,973)	$(833,644)

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Cash Flows
For the Years Ended November 1, 2007 and 2006

	2007	2006

Cash Flow from Operating Activities
Loss from Operations	$(112,149)	$(1,500)

Adjustments to Reconcile
Net Loss to Net Cash Provided by
Operating Activities

(Increase) Decrease in Assets	0	0

Increase (Decrease) in Liabilities
Accounts Payable	111,329	0
Accrued Expenses	820	1,500
Total Adjustments	112,149	1,500
Net Cash Provided (Used) by Operating Activities	0	0

Net Cash Provided (Used) by Investing Activities	0	0

Net Cash Provided (Used) by Financing Activities	0	0

Net Increase (Decrease) in Cash	0	0

Cash - Beginning of Year	0	0
Cash - End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

Supplemental Schedule of Non-cash Investing and Financing Activities
During 2007, $63,236 of the Company's accounts payable were paid by a related party.

See Notes to Financial Statements

Universal Services Group, Inc.
Notes to Financial Statements
November 1, 2007

[1] THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Services Group, Inc. (the “Company”) was incorporated in the state of Delaware on February 27, 1984. The Company has been dormant for many years but began the process of reactivation in June 2007, and is now in the process of seeking new business opportunities.

Name Change – On May 11, 1990 the Company changed its name from ReproTech, Inc. to Universal Services Group, Inc.

Income Taxes – The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carry forwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings per Share – Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number and any potentially dilutive shares outstanding during the year. There were no potentially dilutive securities outstanding for the years ended November 1, 2007 and 2006.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual differences may differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2006, the FASB issued FASB interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48, which it will adopt effective at the beginning of the fiscal year ending in November 2008.

Universal Services Group, Inc.
Notes to Financial Statements
November 1, 2007

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and will adopt this standard at the beginning of the fiscal year ending in November 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at fiscal year ends. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS No. 159 will be adopted commencing in the Company’s fiscal year ending in November 2009. The Company is currently assessing the impact of SFAS No. 159. The Company does not expect the adoption of SFAS No. 159 to have a material impact on their financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries.  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

Universal Services Group, Inc.
Notes to Financial Statements
November 1, 2007

[2] GOING CONCERN

On November 1, 2007, the company has no assets, current liabilities of $113,639, negative working capital and a stockholder’s deficit of $833,644. These factors raise substantial doubt about the company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the company to raise additional capital to meet its then necessary financial requirements.

[3] RELATED PARTY TRANSACTIONS

At November 1, 2007 notes payable to related party consisted of notes plus accrued interest through November 1, 1994, due to the Chairman of the Company. The original note agreements have been amended and restated at November 1, 2007 on substantially identical terms. The indebtedness is secured by all Company assets, carries interest at prime, and is payable with accrued interest from November 1, 2007 on December 31, 2008.

No interest expense on officer’s notes has been reflected in the accompanying financial statements for the years ended November 1, 2007 and 2006. The Chairman has waived interest from November 1, 1994 through November 1, 2007.

The amounts reflected as Note Payable-Related Party in Current Liabilities at November 1, 2007 include payments for operating expenses made on behalf of the Company, by a company in which the Chairman of the Board is a manager. The note dated October 29, 2007 is due on demand and bears interest at the current prime rate. Interest through November 1, 2007 has been waived by the related party.

[4] INCOME TAXES

The Company is currently not compliant with all required federal and state tax filings. It is currently in the process of preparing the required tax returns for filing to bring the company into compliance.

Universal Services Group, Inc.
Notes to Financial Statements
November 1, 2007

[4] INCOME TAXES (Continued)

For the years ended November 1, 2007 and 2006, the (benefit from) provision for income taxes consists of the following:

	2007	2006
Current tax	$0	$0
Deferred tax	74,025	(525)
Valuation allowance	(74,025)	525
Provision for income tax	$0	$0

As of November 1, 2007, components of deferred tax assets were as follows:

Net operating loss carry forwards	$87,500
Valuation Allowance	(87,500)
Net Deferred tax asset	$0

As of November 1, 2007, realization of the Company’s deferred tax assets of $87,500 was not considered more likely than not and, accordingly a valuation allowance of $87,500 has been provided.

As of November 1, 2007 the Company has net operating loss carry forwards of approximately $250,000 which are available to offset future taxable income through 2027.

For the years ended November 1, 2007 and 2006, reconciliation of the U.S. statutory rate with the Company’s effective tax rate (benefit) is summarized as follows:

	2007	2006

Expected Federal income tax benefit	$(39,250)	$(525)
Expired net operating loss carry forwards	113,275	0
Change in valuation allowance	(74,025)	525
	$0	$0

[5]  COMMITMENTS AND CONTINGENCIES

The Company has been party to various claims and actions arising in the ordinary course of business. In the opinion of management, the amounts, if any, which may be awarded in connection with these claims and actions would not be material to the Company’s financial position.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 5, 2008, we confirmed our engagement of Mahoney Cohen & Company, CPA, P.C. as our new independent certified public accountant. During the twelve month period ending November 1, 2007 there were no disagreements with our prior accountant, Wayne Hickey, CPA, regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

The Company is currently not compliant with all required federal and state tax filings. The Company is currently in the process of preparing the required tax returns for filing to bring the Company into compliance.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based our knowledge, that during the fiscal year ended November 1, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

Colin Halpern has been our Chief Executive Officer and a Director since 1987 and our acting Chief Financial Officer since 1993. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended November 1, 2007. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended November 1, 2007 and 2006 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended November 1, 2007, regardless of compensation level; (ii) all individuals who served as officers at November 1, 2007 and whose total compensation during the fiscal year ended November 1, 2007 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended November 1, 2007 and whose total compensation during the fiscal year ended November 1, 2007 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total($)
(a)	(b	)	(c	)	(d	)	(e	)	(f	)	(g	)	(h	)	(i	)	(j	)
Colin Halpern	2007		0		0		0		0		0		0		0		0
	2006		0		0		0		0		0		0		0		0

Outstanding Equity Awards

As of November 1, 2007, Mr. Halpern, our sole director and executive officer, did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Mr. Halpern, our sole director, did not earn any compensation during the fiscal year ended November 1, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of January 31, 2008 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of common stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On January 31, 2008, there were 5,354,375 shares of the Company's common stock. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Colin Halpern*	2,236,458 shares(1)	41.8%

NPS Technologies Corp.	491,425 shares	9.2%
P.O. Box 441
Elmwood park, NJ 07407

Directors and Officers (as a group)		41.8%

*  Same address as the Company

(1) Colin Halpern is an officer and director of NPS Technologies Corp. Mr. Halpern is not deemed to be the beneficial owner of the shares owned by NPS, as he disclaims beneficial ownership of such shares.

The Company maintains no equity compensation plans.

Item 12. Certain Relationships and Related Transactions; Director Independence .

Certain Relationships and Related Transactions

Pursuant to two amended and restated promissory notes entered into by and between the Company and Colin Halpern on November 1, 2007, the Company restated its past indebtedness owed to Mr. Halpern arising from two promissory notes dated November 1, 1990 (“Original Notes”) in an aggregate amount equal to $719,995. Mr. Halpern elected to waive the interest on the Original Notes up through November 1, 2007. The amended and restated notes, which will bear interest at the prime rate, are due and payable on December 31, 2008 and were secured by all of the assets of the Company. In addition, on October 29, 2007, the Company borrowed $63,236 from HS Real Company, LLC, an affiliated entity in which Mr. Halpern serves as manager, as evidenced by that certain demand promissory note dated as of the same date. HS Real has waived interest on the demand note through November 1, 2007. In accordance with the demand note, the amount borrowed will accrue interest at the prime rate and will be payable on demand.

Director Independence

None of our directors are "independent" as that term is defined under the rules of the Securities and Exchange Commission.

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

Item 14. Principal Accountant Fees and Services

For the year ended November 1, 2007, the Company incurred $35,000 in audit fees to Mahoney Cohen & Company, CPA, P.C., our independent certified public accountant.

As of November 1, 2007, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL SERVICES GROUP, INC.

By:	/s/ Colin Halpern
Colin Halpern, Chairman and Chief Executive Officer

Date: February 13, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Colin Halpern	Chairman and Director	February 13, 2008
Colin Halpern	(Chief Executive Officer)