Form 10QSB
period 2008-02-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2008-03-17
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of March 1, 2008, 5,354,375 shares of common stock par value, $.06 per share were outstanding.

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended February 1, 2008

INDEX

Part I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3:	Controls and Procedures	10

Part II:	OTHER INFORMATION	11

SIGNATURES		12

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

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc

Index

		Page Number
Part 1	Financial Information

Item 1	Financial Statement

	Balance Sheet as of February 1, 2008	1

	Statements of Operations for the three months ended February 1, 2008 and 2007	2

	Statement of Stockholders' Deficit for the three months ended February 1, 2008	3

	Statements of Cash Flows for the three months ended February 1, 2008 and 2007	4

	Notes to Financial Statements	5 - 8

Universal Services Group, Inc.
Balance Sheet (Unaudited)
February 1, 2008

Assets:

Total Assets	$0

Liabilities:

Current Liabilities
Note Payable-Related Party	$64,408
Accounts Payable	56,120
Accrued Expenses	2,320

Total Current Liabilities	$122,848

Non Current Liabilities:
Notes Payable-Related Party	719,995

Total Liabilities	$842,843

Commitments & Contingencies

Stockholders' Deficit
Common Stock-$.06 Par Value 50,000,000 Shares Authorized, 5,354,375 Shares Issued and Outstanding	$321,232
Additional Paid in Capital	322,097
Accumulated Deficit	(1,486,172)

Total Stockholders' Deficit	$(842,843)

Total Liabilities & Stockholders' Deficit	$0

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended February 1, 2008 and 2007

	2008	2007

Revenues	$0	$0

Expenses:
General and Administrative Expenses	9,199	0

Total Expenses	$9,199	$0

Net Loss before Taxes	$(9,199)	$0

Less:Provision for Income Taxes	0	0

Net Loss	$(9,199)	$0

Net Loss per Share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding:	5,354,375	5,354,375
Basic and Diluted

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Stockholders' Deficit (Unaudited)
For the Three Months Ended February 1, 2008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance-November 1, 2007	5,354,375	$321,232	$322,097	$(1,476,973)	$(833,644)

Net Loss				(9,199)	(9,199)

Balance-February 1, 2008	5,354,375	$321,232	$322,097	$(1,486,172)	$(842,843)

 See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended February 1, 2008 and 2007

	2008	2007
Cash Flow from Operating Activities
Loss from Operations	$(9,199)	$0

Adjustments to Reconcile
Net Loss to Net Cash Provided by
Operating Activities
Interest	1,172	0

(Increase) Decrease in Assets	0	0

Increase (Decrease) in Liabilities
Accounts Payable	8,027	0
Total Adjustments	$9,199	$0
Net Cash Provided (Used) by Operating Activities	$0	$0

Net Cash Provided (Used) by Investing Activities	$0	$0

Net Cash Provided (Used) by Financing Activities	$0	$0

Net Increase (Decrease) in Cash	$0	$0

Cash - Beginning of Year	0	0
Cash - End of Year	$0	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Financial Statements

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2008

[1] THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Services Group, Inc (the “Company”) was incorporated in the state of Delaware on February 27, 1984. The Company has been dormant for many years but began the process of reactivation in June 2007, and is now in the process of seeking new business opportunities.

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under S-B of the Securities and Exchange Commission for Form 10QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States of America have been omitted. This form 10-Q should be read in conjunction with the Company’s financial statements and notes included in the 2007 Annual Report on Form 10KSB. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Interim results are not necessarily indicative of the results for a full year.

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

Earnings per Share – Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number and any potentially dilutive shares outstanding during the year. There were no potentially dilutive securities outstanding for the three months ended February 1, 2008 and 2007.

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

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2008

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FASB Staff position FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 and will adopt this standard at the beginning of the fiscal year ending in November 2009.

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

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2008

[2] GOING CONCERN

On February 1, 2008, the company has no assets, current liabilities of $122,847, negative working capital and a stockholder’s deficit of $842,843. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the company to raise additional capital to meet its then necessary financial requirements.

[3] RELATED PARTY TRANSACTIONS

At November 1, 2007 notes payable to related party consisted of notes plus accrued interest through November 1, 1994, due to the Chairman of the Company. The original note agreements have been amended and restated at November 1, 2007 on substantially identical terms. The indebtedness is secured by all Company assets, carries interest at prime, and is payable with accrued interest on December 31, 2009, as amended on March 1, 2008.

No interest expense on officer’s notes has been reflected in the accompanying financial statements for the three months ended February 1, 2008 and 2007. The Chairman has waived interest through February 1, 2008.

The amounts reflected as Note Payable-Related Party in Current Liabilities at February 1, 2008 include payments for operating expenses made on behalf of the Company, by a company in which the Chairman of the Board is a manager. The note dated October 29, 2007 is due on demand and bears interest at the current prime rate, beginning November 1, 2007. Interest for the three months ended February 1, 2008 of $1,172 has been accrued and added to the outstanding balance and is included in general and administrative expenses in the statement of operations.

[4] INCOME TAXES

The Company is currently not compliant with all required federal and state tax filings. It is currently in the process of preparing the required tax returns for filing to bring the company into compliance.

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2008
 [4] Income Taxes (Continued)

The Company has adopted Fin 48 effective November 2, 2007. Fin 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of Fin 48 has had no effect on the Company’s financial statements. The Company has determined that there are no unrecognized tax liabilities/benefits at February 1, 2008, and there have been no income tax related interest or penalties accrued in the three months ended February 1, 2008 and 2007.

The Company policy would be to charge penalty and interest to operations as a component of the provision for income taxes, when assessed, if actually due. At February 1, 2008, the Company has the past fifteen years tax returns open for examination, since they are not yet filed.

As of February 1, 2008, components of deferred tax assets were as follows:

Net operating loss carry forwards	$90,700
Valuation Allowance	(90,700)
Net Deferred tax asset	0

As of February 1, 2008, realization of the Company’s deferred tax assets of $90,700 was not considered more likely than not and, accordingly a valuation allowance of $90,700 has been provided.

As of February 1, 2008 the Company has net operating loss carry forwards of approximately $260,000 which are available to offset future taxable income through 2028.

[5]  COMMITMENTS AND CONTINGENCIES

The Company has been party to various claims and actions arising in the ordinary course of business. In the opinion of management, the amounts, if any, which may be awarded in connection with these claims and actions would not be material to the Company’s financial position.

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

Results of Operations

The Company has not conducted any business operations since 1993.
The Company generated no revenue for the three month periods ended February 1, 2008 and 2007. Total expenses increased by $9,199 to $9,199 in selling, general and administrative expenses for the three month period ended February 1, 2008, from $0 for the three month period ended February 1, 2007. This increase was due to the Company’s election to resume its compliance with the Company’s reporting requirements under rules and regulations of the U.S. Securities and Exchange Commission while it continues to seek a new business venture.

Liquidity and Capital Resources

As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but may have expenses while it seeks a new business venture. The Company has an administrative headcount of one.

The Company may rely on short-term advances from parties affiliated with Mr. Halpern, our sole director and Chief Executive Officer, to finance any cash requirements while seeking a new business venture. As of March 1, 2008, the Company and Colin Halpern, our Chairman and Chief Executive Officer, amended the two promissory notes entered into by and between the Company and Mr. Halpern on November 1, 2007, by extending the maturity date of such notes from December 31, 2008 to December 31, 2009. The notes will continue to bear interest at the prime rate and are secured by all of the assets of the Company.

On February 1, 2008, the Company has no assets, current liabilities of $122,847 negative working capital and a stockholder’s deficit of $842,842. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Securities Holders.

No matters were submitted to a vote of the holders of the Company's common stock during the quarterly period covered by this report.

Item5.	Other Information.

Not Applicable.

Item6.	Exhibits.

(a)	Exhibits

 None.

(b)	Reports on Form 8-K

 None.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL SERVICES GROUP, INC.

By: /s/Colin Halpern
Colin Halpern, Chairman and
Chief Executive Officer

Date: March 17, 2008