Form 10QSB
period 2008-05-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2008-06-20
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2008

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

As of June 16, 2008, 5,354,375 shares of common stock par value, $.06 per share were outstanding.

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended May 1, 2008

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

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc

Index

		Page Number
Part 1	Financial Information

Item 1	Financial Statement

	Balance Sheet as of May 1, 2008	5

	Statements of Operations for the three and six months ended May 1, 2008 and 2007	6

	Statement of Stockholders' Deficit for the six months ended May 1, 2008	7

	Statements of Cash Flows for the six months ended May 1, 2008 and 2007	8

	Notes to Financial Statements	9 - 12

Universal Services Group, Inc.
Balance Sheet (Unaudited)
May 1, 2008

Assets:

Current Assets
Cash	$115

Total Assets	$115

Liabilities:

Current Liabilities
Note Payable-Related Party	$82,918
Accounts Payable	59,452

Total Current Liabilities	142,370

Non Current Liabilities:
Notes Payable-Related Party	719,995

Total Liabilities	862,365

Commitments & Contingencies

Stockholders' Deficit
Common Stock-$.06 Par Value 50,000,000 Shares Authorized, 5,354,375 Shares Issued and Outstanding	321,232
Additional Paid in Capital	322,097
Accumulated Deficit	(1,505,579)

Total Stockholders' Deficit	(862,250)

Total Liabilities & Stockholders' Deficit	$115

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Operations (Unaudited)
For the Three and Six Months Ended May 1, 2008 and 2007

	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 1, 2008		May 1, 2007

Revenues	$0	$0	$0	$0

Expenses:
General and Administrative Expenses	$19,407	$28,606	$0	$0

Total Expenses	19,407	28,606	0	0

Net Loss	$(19,407)	$(28,606)	$0	$0

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$0.00	$0.00

Weighted Average Number of Shares Outstanding:
Basic and Diluted	5,354,375	5,354,375	5,354,375	5,354,375

See Notes to Financial Statements

Universal Services Group, Inc.
Statement of Stockholders' Deficit (Unaudited)
For the Six Months Ended May 1, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance-November 1, 2007	5,354,375	$321,232	$322,097	$(1,476,973)	$(833,644)

Net Loss				(28,606)	(28,606)

Balance-May 1, 2008	5,354,375	$321,232	$322,097	$(1,505,579)	$(862,250)

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Cash Flows (Unaudited)
For the Six Months Ended May 1, 2008 and 2007

	Six	Six
	Months	Months
	Ended	Ended
	May 1, 2008	May 1, 2007

Cash Flow from Operating Activities
Loss from Operations	$(28,606)	$0

Adjustments to Reconcile
Net Loss to Net Cash Used in
Operating Activities
Interest Accrued	2,282	0

Increase (Decrease) in Liabilities
Accounts Payable	9,039	0
Total Adjustments	11,321	0
Net Cash Used in Operating Activities	(17,285)	0

Cash Flow from Financing Activities
Advances from Related Party	17,400
Cash Provided by Financing Activities	17,400	0

Net Increase in Cash	$115	$0

Cash - Beginning of Year	0	0
Cash - End of Period	$115	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Financial Statements

Universal Services Group, Inc
Notes to Financial Statements
May 1, 2008
(Unaudited)

[1] THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Services Group, Inc (the “Company”) was incorporated in the state of Delaware on February 27, 1984. The Company has been dormant for many years but began the process of reactivation in June 2007, and is now in the process of seeking new business opportunities.

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under S-B of the Securities and Exchange Commission for Form 10QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. This form 10-QSB should be read in conjunction with the Company’s financial statements and notes included in the 2007 Annual Report on Form 10KSB. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Interim results are not necessarily indicative of the results for a full year.

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

Earnings per Share – Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number and any potentially dilutive shares outstanding during the period. There were no potentially dilutive securities outstanding for the three and six months ended May 1, 2008 and 2007.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual differences may differ from these estimates.

Universal Services Group, Inc
Notes to Financial Statements
May 1, 2008
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 and will adopt this standard at the beginning of the fiscal year ending in November 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at fiscal year ends. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS No. 159 will be adopted commencing in the Company’s fiscal year ending in November 2009. The Company is currently assessing the impact of SFAS No. 159. The Company does not expect the adoption of SFAS No. 159 to have a material impact on their financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements “SFAS 160).  SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries.  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

Universal Services Group, Inc
Notes to Financial Statements
May 1, 2008
(Unaudited)

[3] GOING CONCERN

On May 1, 2008, the company has assets of $115, current liabilities of $142,370, negative working capital of $142,255 and a stockholder’s deficit of $862,250. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the company to raise additional capital to meet its then necessary financial requirements.

[4] RELATED PARTY TRANSACTIONS

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

No interest expense on officer’s notes has been reflected in the accompanying financial statements for the three and six months ended May 1, 2008 and 2007. The Chairman has waived interest through May 1, 2008. The total amount of interest waived during the current quarter is $10,800.

The amounts reflected as Note Payable-Related Party in Current Liabilities at May 1, 2008 include payments for operating expenses made on behalf of the Company, by a company in which the Chairman of the Board is a manager. The note dated October 29, 2007 is due on demand and bears interest at the current prime rate, beginning November 1, 2007. Interest for the three and six months ended May 1, 2008 of $1,110 and $2,282, respectively, has been accrued and added to the outstanding balance and is included in general and administrative expenses in the statement of operations.

[5] INCOME TAXES

The Company is currently not compliant with all required federal and state tax filings. It is currently in the process of preparing the required tax returns for filing to bring the company into compliance.

Universal Services Group, Inc
Notes to Financial Statements
May 1, 2008
(Unaudited)

 [5] Income Taxes (Continued)

The Company has adopted Fin 48 effective November 2, 2007. Fin 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of Fin 48 has had no effect on the Company’s financial statements. The Company has determined that there are no unrecognized tax liabilities/benefits at the adoption date of November 2, 2007 and as of May 1, 2008, and there have been no income tax related interest or penalties accrued in the three and six months ended May 1, 2008 and 2007.

The Company policy is to charge penalty and interest to operations as a component of the provision for income taxes, when assessed, if actually due. At May 1, 2008, the Company has the past fifteen years tax returns open for examination, since they are not yet filed.

As of May 1, 2008, components of deferred tax assets were as follows:

Net operating loss carry forwards	$98,000
Valuation Allowance	(98,000)
Net Deferred tax asset	0

As of May 1, 2008, realization of the Company’s deferred tax assets of $98,000 was not considered more likely than not and, accordingly a valuation allowance of $98,000 has been provided.

As of May 1, 2008 the Company has net operating loss carry forwards of approximately $280,000 which are available to offset future taxable income through 2028.

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
The Company generated no revenue for the three month periods ended May 1, 2008 and 2007. Total expenses increased by $19,407 and $28,606 to $19,407 and $28,606 in selling, general and administrative expenses for the three month period ended May 1, 2008, from $0 for the three and six month period ended May 1, 2007. This increase was due to the Company’s election to resume its compliance with the Company’s reporting requirements under rules and regulations of the U.S. Securities and Exchange Commission while it continues to seek a new business venture.

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

On May 1, 2008, the Company has assets of $115, current liabilities of $142,370, negative working capital of $142,255 and a stockholder’s deficit of $862,250. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

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

Date: June 20, 2008