Form 10QSB
period 2008-08-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2008-09-22
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2008

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

As of September 16, 2008, 5,354,375 shares of common stock par value, $.06 per share were outstanding.

UNIVERSAL SERVICES GROUP, INC.

FORM 10-QSB

QUARTERLY REPORT
For the Period Ended August 1, 2008

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

Part I Financial Information

Item 1.  Financial Statements.

Universal Services Group, Inc

Index

Part 1 Financial Information

Page Number
Item 1 Financial Statement

Balance Sheet as of August 1, 2008	4

Statements of Operations for the three and nine months ended August 1, 2008 and 2007	5

Statement of Stockholders' Deficit for the nine months ended August 1, 2008	6

Statements of Cash Flows for the nine months ended August 1, 2008 and 2007	7

Notes to Financial Statements	6 - 11

Universal Services Group, Inc.
Balance Sheet (Unaudited)
August 1, 2008

Assets:

Current Assets
Cash	$95

Total Assets	$95

Liabilities:

Current Liabilities
Note Payable-Related Party	$98,927
Accounts Payable	56,141

Total Current Liabilities	155,068

Non Current Liabilities:
Notes Payable-Related Party	719,995

Total Liabilities	875,063

Commitments & Contingencies

Stockholders' Deficit
Common Stock-$.06 Par Value 50,000,000 Shares Authorized, 5,354,375 Shares Issued and Outstanding	321,232
Additional Paid in Capital	322,097
Accumulated Deficit	(1,518,297)

Total Stockholders' Deficit	(874,968)

Total Liabilities & Stockholders' Deficit	$95

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Operations (Unaudited)
For the Three and Nine Months Ended August 1, 2008 and 2007

	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	August 1, 2008		August 1, 2007

Revenues	$0	$0	$0	$0

Expenses:
General and Administrative Expenses	$12,718	$41,324	$35,430	$35,430

Total Expenses	12,718	41,324	35,430	35,430

Net Loss	$(12,718)	$(41,324)	$(35,430)	$(35,430)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding:	5,354,375	5,354,375	5,354,375	5,354,375
Basic and Diluted

See Notes to Financial Statements

Universal Services Group, Inc.
Statement of Stockholders' Deficit (Unaudited)
For the Nine Months Ended August 1, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance-November 1, 2007	5,354,375	$321,232	$322,097	$(1,476,973)	$(833,644)

Net Loss				(41,324)	(41,324)

Balance-August 1, 2008	5,354,375	$321,232	$322,097	$(1,518,297)	$(874,968)

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended August 1, 2008 and 2007

	Nine	Nine
	Months	Months
	Ended	Ended
	August 1, 2008	August 1, 2007

Cash Flow from Operating Activities
Net Loss	$(41,324)	$(35,430)

Adjustments to Reconcile
Net Loss to Net Cash Used in
Operating Activities
Interest Accrued	3,436	0

Increase (Decrease) in Liabilities
Accounts Payable	8,048	35,430
Accrued Expenses	(2,320)	0
Total Adjustments	9,164	35,430
Net Cash Used in Operating Activities	(32,160)	0

Cash Flow from Financing Activities
Advances from Related Party	32,255	0
Cash Provided by Financing Activities	32,255	0

Net Increase in Cash	$95	$0

Cash - Beginning of Year	0	0
Cash - End of Period	$95	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

See Notes to Financial Statements

Universal Services Group, Inc
Notes to Financial Statements
August 1, 2008
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

Earnings per Share – Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number and any potentially dilutive shares outstanding during the period. There were no potentially dilutive securities outstanding for the three and nine months ended August 1, 2008 and 2007.

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
August 1, 2008
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 and will adopt this standard at the beginning of the fiscal year ending in November 2009.

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

Universal Services Group, Inc
Notes to Financial Statements
August 1, 2008
(Unaudited)

[3] GOING CONCERN

On August 1, 2008, the company has assets of $95, current liabilities of $155,068, negative working capital of $154,973 and a stockholder’s deficit of $874,968. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the company to raise additional capital to meet its then necessary financial requirements.

[4] RELATED PARTY TRANSACTIONS

At August 1, 2008 notes payable to related party consists of notes plus accrued interest through November 1, 1994, due to the Chairman of the Company. The original note agreements have been amended and restated at November 1, 2007 on substantially identical terms. The indebtedness is secured by all Company assets, carries interest at prime, and is payable with accrued interest on December 31, 2009, as amended on March 1, 2008.

No interest expense on officer’s notes has been reflected in the accompanying financial statements for the three and nine months ended August 1, 2008 and 2007. The Chairman has waived interest through August 1, 2008. The total amount of interest waived during the three and and nine months ended August 1, 2008 is $9,000 and $32,200, respectively.

The amounts reflected as Note Payable-Related Party in Current Liabilities at August 1, 2008 include payments for operating expenses made on behalf of the Company, by a company in which the Chairman of the Board is a manager. The note dated October 29, 2007 is due on demand and bears interest at the current prime rate, beginning November 1, 2007. Interest for the three and nine months ended August 1, 2008 of $1,153 and $3,436, respectively, has been accrued and added to the outstanding balance and is included in general and administrative expenses in the statement of operations.

[5] INCOME TAXES

The Company is currently not compliant with all required federal and state tax filings. It is currently in the process of preparing the required tax returns for filing to bring the company into compliance.

Universal Services Group, Inc
Notes to Financial Statements
August 1, 2008
(Unaudited)

[5] Income Taxes (Continued)

The Company has adopted FASB Interpretation No. 48 ("Fin 48") "Accounting for Uncertainly in Income Taxes-an interpretation of FASB statement No. 109." effective November 2, 2007. Fin 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of Fin 48 has had no effect on the Company’s financial statements. The Company has determined that there are no unrecognized tax liabilities/benefits at the adoption date of November 2, 2007 and as of August 1, 2008, and there have been no income tax related interest or penalties accrued in the three and nine months ended August 1, 2008 and 2007.

The Company policy is to charge penalty and interest to operations as a component of the provision for income taxes, when assessed, if actually due. At August 1, 2008, the Company has the past fifteen years tax returns open for examination, since they are not yet filed.

As of August 1, 2008, components of deferred tax assets were as follows:

Net operating loss carry forwards	$102,000
Valuation Allowance	(102,000)
Net Deferred tax asset	0

As of August 1, 2008, the Company determined that the deferred tax assets of $102,000 would not be realized and, accordingly a valuation allowance of $102,000 has been provided.

As of August 1, 2008 the Company has net operating loss carry forwards of approximately $290,000 which are available to offset future taxable income through 2028.

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

Results of Operations

The Company has not conducted any business operations since 1993. The Company generated no revenue for the three month periods ended August 1, 2008 and 2007. Total expenses decreased by $22,712 for the three months and increased by $5,894 for the nine months ended August 1, 2008 to $12,718 and $41,324 in selling, general and administrative expenses for the three and nine month periods ended August 1, 2008, respectively, from $35,430 for both the three and nine month periods ended August 1, 2007. This change was due to the timing of expenses incurred in the Company’s election to resume its compliance with the Company’s reporting requirements under rules and regulations of the U.S. Securities and Exchange Commission while it continues to seek a new business venture.

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

On August 1, 2008, the Company has assets of $95, current liabilities of $155,068, negative working capital of $154,973 and a stockholder’s deficit of $874,968. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

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

Date: September 22, 2008