Form 10KSB
period 2008-11-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2009-02-13
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2008
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

The issuer's revenues for its fiscal year ended November 1, 2008 were $0.00.

The common stock has no established public trading market and therefore, the aggregate market value of the voting common equity held by non-affiliates is zero.

The number of shares outstanding of the issuer's class of common stock outstanding as of February 12, 2009 is 5,354,375 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒ .

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

Recent Sales of Unregistered Securities

During the year ended November 1, 2008, the Company did not issue any unregistered securities.

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

Results of Operations

The Company generated no revenue and incurred $87,356 and $112,149 in selling, general and administrative expenses for years ended November 1, 2008 and 2007 in connection with legal and accounting fees. The Company has not conducted any business operations since 1993.

On November 1, 2008, the Company has $50 cash, current liabilities of $201,055, negative working capital and a stockholder’s deficit of $921,000. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements

Universal Services Group, Inc.

Index

Page Number

Part 1	Financial Information

Item 1	Financial Statement

	Report of Independent Registered Public Accounting Firm-MHM Mahoney Cohen CPA's, New York Practice of Mayer Hoffman McCann P.C.	F-1

	Report of Independent Registered Public Accounting Firm-Mahoney Cohen & Company, CPA, P.C.	F-2

	Balance Sheet as of November 1, 2008	F-3

	Statements of Operations for the years ended November 1, 2008 and 2007	F-4

	Statements of Stockholders' Deficit for the years ended November 1, 2008 and 2007	F-5

	Statements of Cash Flows for the years ended November 1, 2008 and 2007	F-6

	Notes to Financial Statements	F-7 - F-11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Universal Services Group, Inc.

We have audited the accompanying balance sheet of Universal Services Group, Inc (the “Company”) as of November 1, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services Group, Inc. as of November 1, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s limited assets, working capital deficiency and stockholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MHM Mahoney Cohen CPAs
New York Practice of Mayer Hoffman McCann P.C.
New York, New York
January 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Universal Services Group, Inc.

We have audited the accompanying statements of operations, stockholders’ deficit and cash flows of Universal Services Group, Inc. (the “Company”) for the year then ended November 1, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Universal Services Group, Inc for the year ended November 1, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
February 11, 2008

Universal Services Group, Inc.
Balance Sheet
November 1, 2008

Assets:

Current Assets
Cash	$50

Total Assets	$50

Liabilities:

Current Liabilities
Note Payable-Related Party	$143,492
Accounts Payable-Trade	51,984
Accrued Expenses	5,579

Total Current Liabilities	201,055

Non Current Liabilities:
Notes Payable-Related Party	719,995

Total Liabilities	921,050

Commitments & Contingencies

Stockholders' Deficit
Common Stock-$.06 Par Value
50,000,000 Shares Authorized, 5,354,375 Shares
Issued and Outstanding	321,232
Additional Paid in Capital	322,097
Accumulated Deficit	(1,564,329)

Total Stockholders' Deficit	(921,000)

Total Liabilities & Stockholders' Deficit	$50

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Operations
For the Years Ended November 1, 2008 and 2007

	2008	2007

Revenues	$0	$0

Expenses:
General and Administrative Expenses	87,356	112,149

Total Expenses	87,356	112,149

Net Loss before Taxes	(87,356)	(112,149)

Less:Provision for Income Taxes	0	0

Net Loss	$(87,356)	$(112,149)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding:	5,354,375	5,354,375
Basic and Diluted

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Stockholders' Deficit
For the Years Ended November 1, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance-November 1, 2006	5,354,375	$321,232	$322,097	$(1,364,824)	$(721,495)

Net Loss				(112,149)	(112,149)

Balance-November 1, 2007	5,354,375	321,232	322,097	(1,476,973)	(833,644)

Net Loss				(87,356)	(87,356)

Balance-November 1, 2008	5,354,375	$321,232	$322,097	$(1,564,329)	$(921,000)

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Cash Flows
For the Years Ended November 1, 2008 and 2007

	2008	2007

Cash Flow from Operating Activities
Loss from Operations	$(87,356)	$(112,149)

Adjustments to Reconcile
Net Loss to Net Cash Used in
Operating Activities

(Increase) Decrease in Assets	0	0

Increase (Decrease) in Liabilities
Accounts Payable	4,347	111,329
Accrued Expenses	3,259	820
Total Adjustments	7,606	112,149
Net Cash Used in Operating Activities	(79,750)	0

Net Cash Provided by (Used in) Investing Activities	0	0

Cash Flow from Financing Activities
Proceeds from Note Payable-Related Party	79,800
Net Cash Provided by Financing Activities	79,800	0

Net Increase in Cash	50	0

Cash - Beginning of Year	0	0
Cash - End of Year	$50	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for: Interest	$0	$0
Taxes	0	0

Supplemental Schedule of Non-cash Investing and Financing Activities
During 2008, $456 of the Company's accounts payable were paid by a related party.

See Notes to Financial Statements

Universal Services Group, Inc
Notes to Financial Statements
November 1, 2008 and 2007

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

Loss per Share – Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number and any potentially dilutive shares outstanding during the year. There were no potentially dilutive securities outstanding for the years ended November 1, 2008 and 2007

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ from these estimates.

Universal Services Group, Inc
Notes to Financial Statements
November 1, 2008 and 2007

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

 In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Positions("FSP") 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, "Accounting for Leases", FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 and will adopt this standard at the beginning of the fiscal year ending on November 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of this standard will have on the Company’s financial statements.

Universal Services Group, Inc
Notes to Financial Statements
November 1, 2008 and 2007

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (Continued)

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008.

[2]     GOING CONCERN

On November 1, 2008, the company has cash of $50, current liabilities of $201,055, negative working capital and a stockholder’s deficit of $921,000. These factors raise substantial doubt about the company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the company to raise additional capital to meet its then necessary financial requirements.

[3]     RELATED PARTY TRANSACTIONS

At November 1, 2008 notes payable to related party consisted of notes plus accrued interest through November 1, 1994, due to the Chairman of the Company.  The original note agreements have been amended and restated at November 1, 2007 and subsequently in March 2008 on substantially identical terms. The indebtedness is secured by all Company assets, carries interest at prime, and is payable with accrued interest from November 1, 2007 on December 31, 2009. No interest expense on officer’s notes has been reflected in the accompanying financial statements for the years ended November 1, 2008 and 2007. The Chairman has waived interest from November 1, 1994 through November 1, 2008

Universal Services Group, Inc
Notes to Financial Statements
November 1, 2008 and 2007

[3]     RELATED PARTY TRANSACTIONS (Continued)

            The amounts reflected as Note Payable-Related Party in Current Liabilities at November 1, 2008 include payments for operating expenses made on behalf of the Company, by a company in which the Chairman of the Board is a manager. The note dated October 29, 2007 is due on demand and bears interest at the current prime rate. The prime rate was 5% as of November 1, 2008.  Interest through November 1, 2007 had been waived by the related party. Interest through November 1, 2008 has been charged to operations on the accompanying financial statements and is included in accrued liabilities at November 1, 2008.

[4]     INCOME TAXES

The Company has adopted FASB Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB statement No. 109” effective November 2, 2007. Fin 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on recognition, measurement, classification, and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of Fin 48 has had no effect on the Company’s financial statements. The Company has determined that there are no unrecognized tax liabilities/benefits at the adoption date of November 2, 2007, and as of November 1, 2008, and there have been no income tax related interest or penalties accrued for the years ended November 1, 2008 and 2007.

          The Company policy is to charge penalty and interest to operations as a component of the provision for income taxes, when assessed, if actually due. At November 1, 2008, the Company has the past fifteen years tax returns open for examination, since they are not yet filed.

          The Company is currently not compliant with all required federal and state tax filings. It is currently in the process of preparing the required tax returns for filing to bring the company into compliance.

Universal Services Group, Inc
Notes to Financial Statements
November 1, 2008 and 2007

[4]     INCOME TAXES (Continued)

For the years ended November 1, 2008 and 2007, the (benefit from) provision for income taxes consists of the following:

	2008	2007
Current tax	$0	$0
Deferred tax	30 ,575	74,025
Valuation allowance	(30,575)	(74,025)
Provision for income tax	$0	$0

As of November 1, 2008, components of deferred tax assets were as follows:

Net operating loss carry forwards	$116,255
Valuation Allowance	(116,255)
Net Deferred tax asset	0

As of November 1, 2008, realization of the Company’s deferred tax assets of
$116,255 was not considered more likely than not and, accordingly a valuation allowance of $116,255 has been provided.

As of November 1, 2008 the Company has net operating loss carry forwards of approximately $330,000 which are available to offset future taxable income through 2028.

For the years ended November 1, 2008 and 2007, reconciliation of the U.S. statutory rate with the Company’s effective tax rate (benefit) is summarized as follows:

	2008	2007

Expected Federal income tax benefit	$(30,575)	$(39,250)
Expired net operating loss carry forwards	0	113,725
Change in valuation allowance	30,575	(74,025)
	$0	$0

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 2, 2009, we appointed MHM Mahoney Cohen CPAs as our new auditor as approved by the Board of Directors. The Company was notified that the shareholders of our prior auditor, Mahoney Cohen & Company, CPA, P.C. (“MC”), became shareholders of Mayer Hoffman McCann P.C pursuant to an asset purchase agreement.  The New York practice of Mayer Hoffman McCann P.C. now operates under the name MHM Mahoney Cohen CPAs.  During the twelve month period ending November 1, 2008 there were no disagreements with our prior auditor, MC, regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Colin Halpern, age 72, has served as Chairman of the Company and Chief Executive Officer since 1987 and has served as the Acting Chief Financial Officer since 1993. Mr. Halpern was also an officer and director of NPS Technologies Corp. and currently serves as the Chairman of Dominos Pizza Group Limited, a publicly held company in the United Kingdom.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based our knowledge, that during the fiscal year ended November 1, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

Colin Halpern has been our Chief Executive Officer and a Director since 1987 and our acting Chief Financial Officer since 1993. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended November 1, 2008. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended November 1, 2008 and 2007 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended November 1, 2008, regardless of compensation level; (ii) all individuals who served as officers at November 1, 2008 and whose total compensation during the fiscal year ended November 1, 2008 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended November 1, 2008 and whose total compensation during the fiscal year ended November 1, 2008 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total($)
(a)	(b	)	(c	)	(d	)	(e	)	(f	)	(g	)	(h	)	(i	)	(j	)
Colin Halpern	2008		0		0		0		0		0		0		0		0
	2007		0		0		0		0		0		0		0		0

Outstanding Equity Awards

As of November 1, 2008, Mr. Halpern, our sole director and executive officer, did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Mr. Halpern, our sole director, did not earn any compensation during the fiscal year ended November 1, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of February 12, 2009 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of common stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On February 12, 2009, there were 5,354,375 shares of the Company's common stock. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Colin Halpern*	2,236,458 shares	(1)	41.8%

NPS Technologies Corp.	491,425 shares		9.2%
P.O. Box 441
Elmwood park, NJ 07407

Directors and Officers (as a group)			41.8%

*   Same address as the Company

(1) Colin Halpern is an officer and director of NPS Technologies Corp. Mr. Halpern is not deemed to be the beneficial owner of the shares owned by NPS, as he disclaims beneficial ownership of such shares.

The Company maintains no equity compensation plans.

Item 12. Certain Relationships and Related Transactions; Director Independence ..

Certain Relationships and Related Transactions

Pursuant to two amended and restated promissory notes entered into by and between the Company and Colin Halpern on November 1, 2007, the Company restated its past indebtedness owed to Mr. Halpern arising from two promissory notes dated November 1, 1990 (“Original Notes”) in an aggregate amount equal to $719,995. Mr. Halpern has elected to waive the interest on the Original Notes up through November 1, 2008.  The amended and restated notes, which were subsequently amended in March 2008, will bear interest at the prime rate and are due and payable on December 31, 2009.  The amended and restated notes are secured by all of the assets of the Company.  In addition, on October 29, 2007, the Company borrowed $63,236 from HS Real Company, LLC, an affiliated entity in which Mr. Halpern serves as manager, as evidenced by that certain demand promissory note dated as of the same date. HS Real has waived interest on the demand note through November 1, 2007.  During the year ended November 1, 2008 the Company borrowed an additional $79,800 from HS Real. In accordance with the demand note, the total amount borrowed will accrue interest at the prime rate, from November 1, 2007.  The promissory note is payable on demand.

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

Item 14. Principal Accountant Fees and Services

For the year ended November 1, 2008, the Company incurred $50,483 in audit fees to Mahoney Cohen & Company, CPA, P.C., our former independent registered public accounting firm. The audit fee represents the fees billed for fiscal 2008 professional services rendered by Mahoney Cohen & Company, CPA, PC for audit of the Company’s annual financial statements included on the Company’s Form 10KSB and Form 10QSB.

As of November 1, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL SERVICES GROUP, INC.

By:	/s/ Colin Halpern
Colin Halpern, Chairman and Chief Executive Officer

Date: February 13, 2009

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Colin Halpern	Chairman and Director	February 13, 2009
Colin Halpern	(Chief Executive Officer)