Form 10-Q
period 2009-02-01
UNIVERSAL SERVICES GROUP INC /DE/
filed 2009-03-23
CIK 741564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

As of March 23, 2009, 5,354,375 shares of common stock, par value $.06 per share, were outstanding.

UNIVERSAL SERVICES GROUP, INC.

FORM 10-Q

QUARTERLY REPORT
For the Period Ended February 1, 2009

INDEX

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements contained in this Form 10-Q are "forward looking" statements about our expected future business and financial performance. These statements, which appear throughout this Form 10-Q, include statements as to our intent, belief or current expectations or projections with respect to our future operations, performance or financial position, involve known and unknown risks, including, among others, risks resulting from economic and market conditions, forecasting accuracy in our business plan and projected costs. We are subject to these and many other uncertainties and assumptions contained elsewhere in this Form 10-Q.

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

Part I Financial Information

Item 1.	Financial Statements.

Universal Services Group, Inc

Index

Page Number
Part 1	Financial Information

Item 1	Financial Statement

	Balance Sheets as of February 1, 2009 and November 1, 2008	F-1

	Statements of Operations for the three months ended February 1, 2009 and 2008	F-2

	Statement of Stockholders' Deficit for the three months ended February 1, 2009	F-3

	Statements of Cash Flows for the three months ended February 1, 2009 and 2008	F-4

	Notes to Financial Statements	F-5-F-9

Universal Services Group, Inc.
Balance Sheets
February 1, 2009 and November 1, 2008

	February 1,	November 1,
	2009	2008
	(Unaudited)	(Audited)
Assets:

Current Assets
Cash	$280	$50

Total Assets	$280	$50

Liabilities:

Current Liabilities
Note Payable-Related Party	$152,492	$143,492
Accounts Payable	47,243	51,984
Accrued Expenses	6,955	5,579

Total Current Liabilities	206,690	201,055

Non Current Liabilities:
Notes Payable-Related Party	719,995	719,995

Total Liabilities	926,685	921,050

Commitments & Contingencies

Stockholders' Deficit
Common Stock-$.06 Par Value 50,000,000 Shares Authorized, 5,354,375 Shares Issued and Outstanding	321,232	321,232
Additional Paid in Capital	322,097	322,097
Accumulated Deficit	(1,569,734)	(1,564,329)

Total Stockholders' Deficit	(926,405)	(921,000)

Total Liabilities & Stockholders' Deficit	$280	$50

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended February 1, 2009 and 2008

	2009	2008

Revenues	$0	$0

Expenses:
General and Administrative Expenses	5,405	9,199

Total Expenses	5,405	9,199

Net Loss	$(5,405)	$(9,199)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding:	5,354,375	5,354,375
Basic and Diluted

See Notes to Financial Statements

Universal Services Group, Inc.
Statement of Stockholders' Deficit (Unaudited)
For the Three Months Ended February 1, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance-November 1, 2008	5,354,375	$321,232	$322,097	$(1,564,329)	$(921,000)

Net Loss				(5,405)	(5,405)

Balance-February 1, 2009	5,354,375	$321,232	$322,097	$(1,569,734)	$(926,405)

See Notes to Financial Statements

Universal Services Group, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended February 1, 2009 and 2008

	2009	2008

Cash Flow from Operating Activities
Loss from Operations	$(5,405)	$(9,199)

Adjustments to Reconcile
Net Loss to Net Cash Used in
Operating Activities
Interest Accrued	1,376	1,172

Increase (Decrease) in Liabilities
Accounts Payable	(4,741)	8,027
Total Adjustments	(3,365)	9,199
Net Cash Used in Operating Activities	(8,770)	0
Net Cash Provided by Financing Activities
Proceeds from Note Payable-Related Party	9,000
Net Cash Provided by Financing Activities	9,000	0

Net Increase in Cash	$230	$0

Cash - Beginning of Year	50	0
Cash - End of Period	$280	$0

Supplemental Disclosures of Cash Flow Information
Cash Paid during Year for:
Interest	$0	$0
Taxes	0	0

See Notes to Financial Statements

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2009

[1]	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Services Group, Inc (the “Company”) was incorporated in the state of  Delaware on February 27, 1984. The Company has been dormant for many years but began the process of reactivation in June 2007, and is now in the process of seeking new business opportunities.

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial statements and with the instructions to Form 10Q and Rule 8-03. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. This form 10-Q should be read in conjunction with the Company’s financial statements and notes included in the 2008 Annual Report on Form 10KSB. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Interim results are not necessarily indicative of the results for a full year. The balance sheet at November 1, 2008 have been derived from the audited financial statements at that date.

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

Loss per Share – Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number and any potentially dilutive shares outstanding during the year. There were no potentially dilutive securities outstanding for the three months ended February 1, 2009 and 2008.

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2009

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective November 2, 2008 the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Positions("FSP") 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, "Accounting for Leases", FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of SFAS 157 and FSP 157-3 has had no effect on the Company’s financial statements. The Company is currently assessing the impact FSP 157-2 and will adopt this standard at the beginning of the fiscal year ending on November 1, 2010.

Effective November 2, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at fiscal year ends. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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
February 1, 2009

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

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The adoption of this standard has had no effect on the financial statements.

[2]	GOING CONCERN

On February 1, 2009, the Company has cash of $280, current liabilities of $206,690, negative working capital of $206, 410 and a stockholder’s deficit of $926,405. These factors raise substantial doubt about the company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the company to raise additional capital to meet its then necessary financial requirements.

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2009

[3]	RELATED PARTY TRANSACTIONS

At February 1, 2009 and November 1, 2008, notes payable to related party consisted of notes plus accrued interest through November 1, 1994, due to the Chairman of the Company.  The original note agreements have been amended and restated at March 2009 on substantially identical terms. The indebtedness is secured by all Company assets, carries interest at prime, and is payable with accrued interest on December 31, 2010.

No interest expense on officer’s notes has been reflected in the accompanying financial statements for the quarters ended February 1, 2009 and 2008. The Chairman has waived interest from November 1, 1994 through February 1, 2009. The total amount of interest waived during the quarters ended February 1, 2009 and 2008 is $6,750 and $13,350, respectively.

The amounts reflected as Note Payable-Related Party in Current Liabilities at February 1, 2009 and November 1, 2008 include payments for operating expenses made on behalf of the Company, by a company in which the Chairman of the Board is a manager. The note dated October 29, 2007 is due on demand and bears interest at the current prime rate. The prime rate was 3.25% at February 1, 2009.  Interest through November 1, 2007 had been waived by the related party. Interest through February 1, 2009 and 2008 has been charged to operations on the accompanying financial statements and is included in accrued expenses at February 1, 2009 and November 1, 2008, respectively.

[4]	INCOME TAXES

The Company has adopted FASB Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB statement No. 109” effective November 2, 2007. Fin 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on recognition, measurement, classification, and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of Fin 48 has had no effect on the Company’s financial statements. The Company has determined that there are no unrecognized tax liabilities/benefits at February 1, 2009 and November 1, 2008, and there have been no income tax related interest or penalties accrued for the quarters ended February 1, 2009 and 2008.

The Company policy is to charge penalty and interest to operations as a component of the provision for income taxes, when assessed, if actually due. At February 1, 2009, the Company has the past fifteen years tax returns open for examination, since they are not yet filed.

Universal Services Group, Inc
Notes to Financial Statements
February 1, 2009

[4]	INCOME TAXES (Continued)

The Company is currently not compliant with all required federal and state tax filings. It is currently in the process of preparing the required tax returns for filing to bring the company into compliance.

As of February 1, 2009 and November 1, 2008, components of deferred tax assets were as follows:

	February 1	November 1
	2009	2008
Net operating loss carry forwards	$118,000	$116,255
Valuation Allowance	(118,000)	(116,255)
Net Deferred tax asset	0	0

As of February 1, 2009 and November 1, 2008 realization of the Company’s deferred tax assets of $118,000 and $116,255 was not considered more likely than not and, accordingly a valuation allowance of $118,000 and $116,255 has been provided.

As of February 1, 2009 the Company has operating loss carry forwards of approximately $340,000 which are available to offset future taxable income through 2028.

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

Following the Transaction, the Company remained as a registered company pursuant to the Exchange Act of 1934, as amended (the “Act”) and the rules and regulations promulgated thereunder by the SEC.  As of the date of the filing of this quarterly report, it is the Company’s intention to locate and negotiate with a business entity for the combination of that target company with us.  The combination will normally take the form of a merger, stock for stock exchange or stock for assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that we will be successful in locating or negotiating with any target company.  We have remained in existence to provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market.

No assurance can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.  The Company currently has no business operations and has an administrative headcount of one.

Results of Operations

The Company has not conducted any business operations since 1993. The Company generated no revenue for the three month periods ended February 1, 2009 and 2008.  Total expenses decreased by $3,794 to $5,405 in selling, general and administrative expenses for the three months ended February 1, 2009 from $9,199  for the three month period ended February 1, 2008.  This change was due to the timing of expenses incurred in the Company’s election to resume its compliance with the Company’s reporting requirements under rules and regulations of the U.S. Securities and Exchange Commission while it continues to seek a new business venture.

Liquidity and Capital Resources

As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but may have expenses while it seeks a new business venture. The Company has an administrative headcount of one.

The Company may rely on short-term advances from parties affiliated with Mr. Halpern, our sole director and Chief Executive Officer, to finance any cash requirements while seeking a new business venture. In March 2009, the Company and Colin Halpern, our Chairman and Chief Executive Officer, amended the two promissory notes entered into by and between the Company and Mr. Halpern by extending the maturity date of such notes from December 31, 2009 to December 31, 2010.   The notes will continue to bear interest at the prime rate and are secured by all of the assets of the Company.

On February 1, 2009, the Company has assets of $280, current liabilities of $206,690, negative working capital of $206,410 and a stockholder’s deficit of $926,405. These factors raise substantial doubt about the Company’s ability to operate as a going concern.

The Company does not have the financial ability to pay its remaining liabilities or provide working capital for any new business venture. Accordingly, any new business venture will require the Company to raise additional capital to meet its then necessary financial requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the quarterly period ended covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. There have been no significant changes during such period in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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

Date: March 23, 2009